Form 10-K
period 1996-04-30
SEAMAN FURNITURE CO INC
filed 1996-07-29
CIK 770504

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 30, 1996

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from              to

                         Commission File Number 0-21226
                         ------------------------------

                         SEAMAN FURNITURE COMPANY, INC.
                         ------------------------------
             (Exact Name of Registrant as Specified In Its Charter)



           Delaware                               11-2751205
- - -----------------------------             ------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer
Incorporation or Organization)                 Identification Number)


300 Crossways Park Drive
Woodbury, New York                                   11797
- - ----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)

 Registrant's telephone number, including area code (516)  496-9560
                                                    ---------------
       Securities Registered Pursuant to Section 12(b) of the Act:  None

          Securities Registered Pursuant to Section 12(g) of the Act:

   Title of Each Class             Name of Each Exchange on Which Registered
   -------------------             -----------------------------------------
Common Stock, $.01 par value               Nasdaq National Market

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X  No
             ___   ___
          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes  X   No
                                     ___    ___
          As of July 15, 1996, the aggregate market value of voting stock held by non-affiliates of the Registrant was $16,654,237.75 based on the last reported sale price of the Registrant's Common Stock on the Nasdaq National Market System.

4,537,041  shares of Common Stock were outstanding on July 15, 1996.

                      Documents Incorporated by Reference
                      -----------------------------------
       Location in Form 10-K                       Incorporated Document
       ---------------------                       --------------------
       Part III                                    Proxy Statement for the
       Consisting of Items 10, 11, 12 and 13       Company's
                                                   1996 Stockholders Meeting

Item 1.                      BUSINESS
                             --------

General

          Seaman Furniture Company, Inc. (the "Company" or "Seaman's") believes that it is the largest regional specialty furniture retailer in the northeastern United States in terms of sales and that it has the leading market position in the greater New York metropolitan area. The Company currently operates a chain of 38 stores. Of these, 27 are in the New York, New Jersey and Connecticut Tri-State Area, six are in the Philadelphia metropolitan area, and five in the Cleveland/Akron, Ohio metropolitan area. The move into the Cleveland/Akron area, which occured in the current fiscal year was the Company's first expansion beyond the Northeast. Seaman's stores sell a variety of living room, bedroom, dining room and other home furniture and accessories in contemporary, traditional, country and casual styles. The Company was incorporated in Delaware in June 1985 as a successor to the business founded by Julius Seaman, who opened the first "Seaman's" store in Brooklyn, New York in 1933.

  Seaman's retailing philosophy targets the broad sector of middle-income, value-oriented consumers by providing value pricing, quality products, customer service, quick delivery and in-store credit. This philosophy is conveyed to consumers through Seaman's high-impact television, radio and newspaper advertising.

Marketing and Merchandising

  Seaman's retailing philosophy is driven by its unique "narrow and deep" merchandising strategy. The basis of this strategy is to carry and display in each store a similar variety of furniture styles and models in a carefully limited selection of fabrics, colors and finishes pre-selected by Seaman's buyers. The "narrow and deep" merchandising strategy allows the Company to purchase merchandise in large quantities at substantial savings to the Company and, ultimately, the customer. The ability to purchase items in large quantities also enables the Company to work with its suppliers to customize merchandise so that the Company can offer items that are often exclusive to its trading area. Seaman's also is able to offer quick delivery of merchandise to its customers since less than 2% of Seaman's sales are special order items, with the balance being items that are usually stocked in Seaman's warehouses.
Pricing decisions, including the timing and amount of promotions and markdowns, are made centrally by Seaman's management and its buyers.

  "The Package/(R)/" is an important element of Seaman's distinctive merchandising strategy. In the 1970s, Seaman's stores implemented "The Package/(R)/" concept, which encourages the purchase of a collection of complementary furniture items at a significant savings compared to the already competitive prices of the individual items in the collection. In the stores, furniture is displayed in model room settings that present the furniture as coordinated collections in a home environment, which enables customers to more easily envision the furniture in their own homes, in addition to encouraging the purchase of multiple pieces of furniture in one transaction. Seaman's mass media advertising campaigns emphasize the value in this merchandising concept. The majority of the dollar value of all merchandise sold over each of the last three fiscal years was sold as part of a package of merchandise.

  The Company has broadened its merchandising mix to appeal to a wider base of consumers in its market areas. The Company has specialized in contemporary, high-fashion, European-style furniture, but has recently increased the amount and selection of traditional, country and casual styles of furniture in its stores in order to attract customers that might not have previously shopped at Seaman's stores. The recently implemented store design strategy emphasizes this product mix by tailoring the environment of each model room setting to the style of the furniture and by creating distinct sales areas for each style of furniture. In addition, the Company has introduced a number of higher-priced items to attract additional customers and to enhance consumer perception of the Company as a quality retailer. The Company currently displays substantially the same merchandise mix in all of its stores. However, it makes changes in a particular region's stores' merchandise mix based on local nuances and preferences reported to the Company by regional and store management.

  The Company believes that it maintains relatively low inventories of merchandise in relation to its sales by use of its inventory control system. Seaman's buyers monitor inventory regularly to maintain levels required by its most recent sales trends. Daily computer reports are available that show, among other things, sales by category and style of furniture, which help the Company understand local preferences and market conditions. The Company takes advantage of rapid merchandise turnover to continually update and refresh the styles, fabrics, colors and finishes available. Seaman's average inventory turnover, including store display samples, is approximately five times per year, which the Company believes is among the highest in its industry.

  All of Seaman's stores are generally open seven days a week. Each location is staffed with trained management and sales personnel who are familiar with the Company's merchandise, promotions and credit programs. Management personnel are compensated on a salary and bonus basis, and sales personnel are compensated on a salary and commission basis.

  The Company provides a one-year limited warranty on all of the furniture it sells. Pursuant to this limited warranty, the Company generally replaces or repairs any defective merchandise or offers a merchandise certificate or refund at the customer's option. The Company generally requires that its suppliers stand behind its warranty. The Company could bear the cost, however, if a supplier did not honor the warranty obligation.

Store Redesign and Renovation

  The Company has been redesigning and renovating its existing stores and designing its new stores to provide a more attractive in-store atmosphere. This has been achieved by professionally redesigning and redecorating selling space in existing stores and designing new stores in order to improve the consumer's shopping experience and to enhance the appearance of displayed merchandise. Seaman's new design strategy focuses on partitioning store selling space to create multiple room settings that include furniture, lamps and other accessories suggesting how merchandise might look in the customer's home. Since May 1993, the Company has invested approximately $3.6 million to renovate its existing stores, and expects to invest approximately $1 million on store renovations through fiscal 1997. Currently, 26 of Seaman's 38 stores have been renovated or were initially designed under these new guidelines, and the Company expects to complete its redesign and renovation program within the next two fiscal years.

Competition

  All aspects of the retail furniture business are highly competitive. Business practices such as credit availability, credit terms and selection of merchandise vary widely among the Company's competitors. The Company believes that the principal areas of competition with respect to its business are price, delivery time and selection, and that it competes effectively in these areas. The Company's competitors include individual furniture stores, department and discount stores and chain stores, some of which have been established in the same geographic areas as the Company's stores for long periods of time. Some of the Company's competitors derive revenue from sales or products other than furniture. Management believes that the Company's principal competitors are Levitz Furniture Corporation and the department stores in its trading areas.

Suppliers

  The Company purchases all of its merchandise directly from approximately 160 domestic and foreign suppliers. The Company does not manufacture any of the furniture it sells. Over the last three fiscal years, no supplier has provided the Company with merchandise representing more than 6.5% of the Company's purchases, and the Company is not dependent upon any single supplier for merchandise. In fiscal 1996, the Company purchased approximately 80% of its merchandise from 40 of its suppliers. The Company is diversified in all of its product categories, with a minimum of at least three suppliers in all primary categories. Although the Company has no long-term contracts or commitments with any supplier, the Company has had long-term relationships with many of its suppliers and believes that it is viewed as a valued customer due to its prompt payment history, its low rate of merchandise returns because of its use of clearance centers to liquidate slow-selling merchandise, and its practice of purchasing merchandise in large quantities. This ability to purchase items in large quantities also enables the Company to work with its suppliers to customize its merchandise in order to offer items that are often exclusive to its trading area. While management believes that alternative sources of supply are available for all merchandise purchased, purchases from these alternative sources may be more costly both with respect to price and payment terms.

  Foreign suppliers provide the Company with approximately 30% of its merchandise. The Company imports merchandise principally from suppliers in Canada, Italy and the Far East. All of the Company's purchases from foreign suppliers are based on U.S. dollar values and are paid in U.S. dollars without adjustments for currency rate fluctuations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

Warehousing, Distribution and Delivery

  Seaman's purchasing strategy of pre-selecting and stocking specific merchandise in its warehouses together with the size of its warehouses enables the Company to take advantage of purchasing efficiencies and to store large amounts of certain merchandise in order to ensure quick delivery. The majority of items sold in Seaman's stores are delivered to the customer within two weeks, and in some instances within a few days. The Company believes that such quick delivery provides it with a distinct advantage in its competitive markets.

  The Company operates three warehouses to store its inventories of merchandise which are located in Woodbridge, New Jersey (the "Woodbridge warehouse"), Central Islip, New York (the "Islip warehouse") and Cleveland, Ohio (the "Cleveland warehouse"). The Woodbridge warehouse, which is approximately 450,000 square feet, is a leased facility. It services Seaman's seven northern New Jersey stores, its six Philadelphia area stores and five of its New York stores. Approximately 40% of Seaman's sales in fiscal 1996 were delivered from this facility. The Islip warehouse is owned and operated by the Company and has approximately 248,000 square feet that services Seaman's stores in Connecticut and its remaining New York stores. Approximately 30% of the Company's sales in fiscal 1996 were delivered from this facility. The Cleveland warehouse, which is a leased facility, is approximately 100,000 square feet and services the Ohio stores. The term on this lease expires on May 30, 1997 and the Company is presently seeking other warehouse space. See "Properties". The balance of the inventory is stored with and delivered from either a public warehouse or certain suppliers who store and deliver goods for the Company. The Company believes that these warehouses will be sufficient to support Seaman's deliveries in its existing market areas over the next two fiscal years.

  In April of 1996 the Company converted its Islip warehouse to a full radio frequency inventory control system ("RF System"). The Company plans to convert its Woodbridge warehouse to a similar RF System in August 1996. The Company has no plans to connect its Cleveland warehouse to an RF System in the near future.

  Merchandise is delivered from the Woodbridge, Islip and Cleveland warehouses to customers by two delivery companies, which also collect cash balances due from customers as agents for the Company. The Company has written contracts with the delivery companies whereby the amounts paid by the Company to these companies vary depending on the volume of merchandise delivered and the distance traveled. The contracts with these delivery companies are material to the Company. If one of the delivery companies were to cease doing business with the Company, the other company could replace it or another delivery company could be found without a material impact on the delivery process. It would be difficult, however, to replace both delivery companies at the same time due to the start-up time necessary to familiarize a new delivery company with the Company's operations.

  The Company also permits customers to pick up some merchandise directly from its stores, clearance centers and warehouses. Certain merchandise, particularly store display items, discontinued styles and clearance items, is delivered directly from Seaman's stores and clearance centers by small independent truckers.

Advertising and Promotions

  The Company believes it enjoys widespread name recognition in its current market areas, primarily due to intensive, ongoing mass media advertising campaigns utilizing the Company's trademarks "Seaman's/(R)/," "See Seaman's First/(R)/," "Seaman's Plus/(R)/" and "The Package/(R)/." Advertising and sales promotions are important parts of Seaman's overall merchandising strategy, emphasizing the reputation of the Company as a quality retailer and the value of "The Package/(R)/" concept of merchandising. See "Business - Marketing and Merchandising." Approximately 43% of Seaman's advertising budget for fiscal 1996 was for local television and radio advertising and the remaining 57% was for advertising in major New York, Philadelphia and Cleveland metropolitan area newspapers and for the distribution of color circulars in newspapers. Historically, the Company has not used direct mail as a significant part of its advertising programs.

  In the last few years, the Company has instituted an additional area of focus in its advertising strategy, concentrating on corporate image advertising to increase consumer awareness of Seaman's history and reputation and to communicate Seaman's commitment to value pricing, product quality, customer service and quick delivery. See "Business - Marketing and Merchandising." The limited warranty program and the emphasis on value, quality and customer service in Seaman's advertising are designed to improve consumer perception of the Company as a quality and value-oriented retailer.

  In addition to this additional focus on institutional, corporate image advertising, the Company continues to offer and advertise credit and product promotions on a regular basis. Seaman's product promotions usually offer discounted prices on specific individual items and on items that are merchandised together in "The Package/(R)/" approach.

  One of Seaman's most successful promotions has been its "No/No/No" campaign, which offers qualifying "Seaman's Plus/(R)/" credit card customers no down payment (exclusive of sales tax and delivery charges), deferred payments and interest free terms for a specified period, generally three to four months, on certain purchases. These promotions not only serve to bolster sales but have the added effects of providing additional customers for the "Seaman's Plus/(R)/" credit card program and an increased possibility that customers will become repeat customers through continued use of their "Seaman's Plus/(R)/" credit card. See "Business - Credit Operations."

Information Systems

  Since July 1994, the Company has been utilizing a new computer system. The system integrates Seaman's financial, purchasing and inventory functions and enables management to access credit, sales and inventory information quickly, while providing many operating efficiencies for the Company. The planning for this system began in December 1992 and cost the Company approximately $3 million to implement. In April 1996, the Company installed an RF System in its Islip warehouse and plans to complete installation of a similar system in its Woodbridge warehouse in August 1996.

Credit Operations

  The Company offers its customers the option to make purchases using cash, the "Seaman's Plus/(R)/" credit card or other major credit and charge cards (MasterCard, Visa, Optima and Discover credit cards and the American Express card). Unless the Company finances the customer's purchase, the Company requires a deposit covering sales tax and delivery charges when a sale is made, with the balance payable upon or prior to delivery of the merchandise.

  The Company has provided in-house credit for its customers since the early 1980s. In April 1994, Seaman's introduced the "Seaman's Plus/(R)/" credit card, which is offered to qualified customers for the purchase of merchandise at any of Seaman's stores. The Company currently offers special credit terms to its cardholders on a promotional basis, such as no down payment on the furniture, deferred payments and interest free promotions under the "No/No/No" program.
See "Business - Advertising and Promotions." Those customers who are approved for credit and utilize the "Seaman's Plus/(R)/" credit card, may spend up to their approved credit limit on furniture purchases with a nominal down-payment.

  In April 1994, the Company upgraded its applicant credit approval system to a new statistically derived point-scoring system. The Company is enhancing this approval system on an ongoing basis. Convenient, in-store credit approvals for Seaman's customers are processed in a matter of minutes.

  The Company uses an outside service to process applications and provide billing and collection services on it's "Seaman's Plus (R)" credit card. In April 1994, the Company entered into a five year agreement with "SPS" Payment Systems, Inc. to provide these services.

Seasonality and Cyclicality

  The Company's business generally is not subject to significant seasonal variations. However, the Company's business is significantly influenced by the general economy, consumer confidence and disposable income, and the housing markets in the areas where its stores are located.

Trademarks

  The Company's name is well established in the current markets served by the Company's stores, and management believes that the reputation of that trade name is important. The Company and its subsidiaries do not have any material patents or trademarks, except for the Company's trademarks "The Package/(R)/," "See Seaman's First,/(R)/" "Seaman's Plus/(R)/" and "Fabric Bond/(R)/". The Company is in the process of registering an additional trademark, "The Sensible Way to a Beautiful Home/(TM)/."

Employees

  As of April 30, 1996, the Company had 1,057 full-time employees. Four collective bargaining agreements with Local 875 of the International Brotherhood of Teamsters are currently in force. Contracts covering the employment of the New York, New Jersey, Connecticut and Philadelphia sales staff, the New York, New Jersey, Connecticut, Philadelphia store porters and certain Woodbridge warehouse staff are due to expire on January 2, 1997, February 28, 1997 and August 15, 1997, respectively. Although not yet signed, the Company has negotiated a new collective bargaining agreement covering union members at the Islip warehouse. Pursuant to this new agreement, the union members at the Islip warehouse are receiving medical coverage from U.S. Healthcare. Except for the Islip union members, under the collective bargaining agreements with Local 875, the Company contributes to the union's welfare and pension funds. For its nonunion employees, the Company provides health, dental, life and disability insurance coverage. The Company also has a defined contribution 401(k) savings plan covering nonunion employees. The Company has never had a strike or work stoppage.

1988 Leveraged Buyout and Subsequent Reorganization

  Following an initial public offering of Seaman's common stock in 1985 and a secondary offering in 1986, the Company was taken private in a leveraged buyout (the "LBO") by affiliates of Kohlberg Kravis Roberts & Co., L.P. in 1988, incurring debt of approximately $360 million. The Company experienced a considerable, unanticipated decline in sales volume, operating income and liquidity in the years 1989 through 1991 due, among other things, to changes in business philosophy (including cutting merchandise margins, de-emphasizing "The Package/(R)/" concept and expanding Seaman's emphasis on sales events in its advertising) and the debt burden that resulted from the LBO, and was exacerbated further by a significant economic recession in the United States that was especially severe in the northeastern United States. Thereafter, the Company filed for bankruptcy protection under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code in January 1992. The Company emerged from Chapter 11 proceedings in October 1992, with its outstanding indebtedness having been reduced from approximately $360 million to approximately $13 million. As part of its Chapter 11 proceedings, the Company adopted "fresh start reporting." Current senior management of the Company was appointed by the Board of Directors immediately following Seaman's emergence from Chapter 11 proceedings.

Item 2.                     PROPERTIES
                            ----------

          The Company currently operates 38 stores: 27 stores in the New York, New Jersey and Connecticut Tri-State Area, six stores in the Philadelphia metropolitan area and five stores in the Cleveland/Akron metropolitan area.
Most of Seaman's stores are located near heavily populated areas, shopping malls or other retail operations and are near major highways or other major thoroughfares. Seaman's stores range in size from approximately 10,000 to 47,000 square feet, and most of each store is devoted to selling space. The average selling space per store is approximately 23,000 square feet. No store accounted for more than 10% of the Company's net sales for fiscal 1996.

          The opening of the five stores in the Cleveland/Akron area is the Company's initial expansion beyond the Northeast. The Cleveland stores range in size from approximately 10,000 square feet to 37,000 square feet. One of the locations is presently only 10,000 square feet; however, the lease provides that the landlord must, within one year of the signing of the lease, commence building an additional 10,000 - 15,000 square feet onto the store.

          The Company has signed a lease for a store on White Plains Road in The Bronx, which will replace the Company's existing store on Bruckner Boulevard, the lease for which expires in May 1998. The Company has been able to reach agreement with the landlord of the existing store allowing termination of that lease when the new store opens. The new store will be part of an approximately 100,000 square foot shopping center, which is currently under construction. Occupancy is expected in the fall of 1996.

          All of Seaman's stores are leased. See Note 10 of the Notes to Consolidated Financial Statements for information with respect to specific leases. The terms for the 38 leases expire at various times in the years from 1998 through 2022 with many having options to renew for additional periods. There can be no assurances that the leases that expire will be renewed or renegotiated on the same terms.

          As discussed above, the Company operates three warehouse facilities: the Woodbridge, New Jersey warehouse, the Central Islip, New York warehouse and the Cleveland, Ohio warehouse. The Woodbridge warehouse, which is approximately 450,000 square feet, is leased. This lease expires in 2002 with an option to renew for eight additional years. The Islip warehouse is owned by the Company and has approximately 248,000 square feet, of which 180,000 square feet was completed in March 1987 at a cost of $10.7 million financed, in part, by a $6.0 million industrial revenue bond issued by the Town of Islip, New York, which has a floating interest rate equivalent to the prime lending rate plus 1% and is payable monthly. The Company is presently in negotiations with Fleet Bank to secure a mortgage on the Islip warehouse to pre-pay the industrial revenue bond. At April 30, 1996, the unpaid balance on the industrial revenue bond was $4.0 million. The Cleveland warehouse which is approximately 100,000 square feet is leased. The initial term of this lease is for a period of 18 months and will expire on May 30, 1997. The Company decided not to exercise an option it had to extend the term of this lease. It is currently seeking other warehouse space while continuing discussions with the landlord of the present facility on possibly staying at that location. The Company believes that the Islip, Woodbridge and Cleveland warehouses have sufficient capacity to support Seaman's near term planned expansion in the current market areas they serve. See "Business - Warehousing, Distribution and Delivery."

          The Company's executive offices are located in a 40,000 square foot leased facility located in Woodbury, New York. This lease expires in 2002 with an option to renew for five additional years. The Company believes that its executive offices are sufficient to accommodate current anticipated growth.

          The Company also owns approximately 16 acres of undeveloped land located in Bridgeport, New Jersey, which property is being marketed for sale.

Item 3.               LEGAL PROCEEDINGS
                      -----------------

Previously reported in the Company's 10-Q for the quarter ended
October 31, 1995.

Item 4.            SUBMISSION OF MATTERS TO A
                    VOTE OF SECURITY HOLDERS
                    ------------------------

        None.
                                   PART II.
                                   --------

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY
                   AND RELATED STOCKHOLDER MARKETS
                   -------------------------------

          The Company's common stock, par value $0.01 per share (the "Common Stock") became listed on the Nasdaq National Market on June 8, 1993. Prior to that it was quoted on the National Quotation System's "pink sheets." The common stock closed at $17 9/16 on July 15, 1996.

          The following table sets forth (as reported by Nasdaq National Market) for the periods indicated the prices of the common stock.


          Fiscal 1996        High          Low           Close
          -----------        ----          ---           -----

          4th Quarter        19 3/4            15        18 1/2
          3rd Quarter        19 1/2        17 1/2        18 3/8
          2nd Quarter        19 3/4        16 3/4        19 3/4
          1st  Quarter           21        18 3/4        18 3/4

          Fiscal 1995        High          Low           Close
          -----------        ----          ---           -----

          4th Quarter        24 1/4        19 1/2        20 1/2
          3rd Quarter        22 3/4        16 1/4        20 7/8
          2nd Quarter        17 1/2            15            17
          1st Quarter        16 1/4        13 1/16           16


          These quotations reflect inter-dealer prices, without retail markups, markdowns or commissions.

          The number of record holders of the Company's Common Stock as of July 15, 1996 was approximately 280. Pursuant to the Company's Amended and Restated Stock Option Plan, 976,205 shares of the Common Stock are subject to outstanding options at April 30, 1996. See "The Company's Proxy Statement for 1996 Annual Stockholders Meeting."

          The Company has never paid any cash dividends on its stock.

   ITEM 6. FINANCIAL INFORMATION

                                                                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                                                                           (Amounts in Thousands)
                                            ----------------------------------------------------------------------------------------
                                                                                                    Proforma
                                                Year              Year              Year           Twelve-month         Year
                                               ended             ended             ended           Period ended        ended
                                             April 30, 1996    April 30, 1995    April 30, 1994    April 30, 1993(1) April 30, 1992
                                            ----------------  ----------------  ----------------  ---------------   ----------------
   Revenues:
   Net Sales                                  $229,505          $215,857          $170,348          $162,576          $220,456

   Net Finance Charge Income                    14,036            12,364             7,865             8,490             6,722
                                             -------------     -------------     -------------     -------------     -------------
     Total                                     243,541           228,221           178,213           171,066           227,178
                                             -------------     -------------     -------------     -------------     -------------



   Operating Costs & Expenses:
     Cost of sales, including
       Buying and Occupancy costs              152,982           138,038           112,648           109,904           159,078

     Selling, General and Administrative        83,094            74,691            60,159            63,171            80,974

   Amortization and Writedown
       of Goodwill                                   -                 -                 -                 -            51,842
                                             -------------     -------------     -------------     -------------     -------------
     Total                                     236,076           212,729           172,807           173,075           291,894
                                             -------------     -------------     -------------     -------------     -------------
     Income (Loss) from Operations               7,465            15,492             5,406            (2,009)          (64,716)

     Interest Expense                           (1,748)           (1,707)           (1,854)           (1,347)          (11,841)
     Interest Income                               878               561               694               507               638

     Reorganization Charges                          -                 -                 -            (8,033)           (6,648)
                                             -------------     -------------     -------------     -------------     -------------
   Income (Loss) before Income Tax
      and Extraordinary Credits                  6,595            14,346             4,246           (10,882)          (82,567)

    Income Tax (Expense)/Benefit                (2,700)           (5,738)            2,694                 -                 -
                                             -------------     -------------     -------------     -------------     -------------
   Income (Loss) before
      Extraordinary Credits                      3,895             8,608             6,940           (10,882)          (82,567)

   Extraordinary Credits                             -                 -                 -           353,569                 -
                                             -------------     -------------     -------------     -------------     -------------
   Net Income (Loss)                            $3,895            $8,608            $6,940          $342,687          ($82,567)
                                             =============     =============     =============     =============     =============

        (1) Combines arithmetically the five month period ended September 30, 1992 and the seven month period ended April 30, 1993. The 1993 twelve-month period includes five months of activities while the Company operated as a Debtor-in-Possession and seven months of activities after emergence from Chapter 11 and debt discharge.

        The following table sets forth for the periods indicated certain items in selected financial data as a percentage of sales, and the percentage change of such items from the indicated prior period.

                                                         Percentage of Net Sales                    Percentage Increase (Decrease)
                                                  -----------------------------------------       ----------------------------------
                                                                               Proforma                 Year Ended April 30,
                                                    Year     Year     Year    Twelve-month           1996        1995       1994
                                                   ended    ended    ended    Period ended            vs          vs         vs
                                                  4/30/96  4/30/95  4/30/94   4/30/93  (1)           1995        1994       1993
                                                  -----------------------------------------       ----------------------------------
        Revenues:
        Net Sales                                   100.0    100.0    100.0     100.0                  6.3        26.7        4.8
        Net Finance Charge Income                     6.1      5.7      4.6       5.2                 13.5        57.2       -7.4

          Cost of sales, including
            Buying and Occupancy costs               66.7     63.9     66.1      67.6                 10.8        22.5        2.5

          Selling, General and Administrative        36.2     34.6     35.3      38.9                 11.3        24.2       -4.8

          Income (Loss) from Operations               3.3      7.2      3.2      -1.3                -51.8       186.6      369.1

          Interest Expense                           -0.8     -0.8     -1.1      -0.8                  2.4        -7.9       37.6
          Interest Income                             0.4      0.3      0.4       0.3                 56.5       -19.2       36.9

          Reorganization Charges                        -        -        -      -4.9                    -           -     -100.0

        Income (Loss) before Income Tax
           and Extraordinary Credits                  3.0      6.7      2.5      -6.7                -54.0       237.9      139.0

         Income Tax (Expense)/Benefit                -1.2     -2.7      1.6         -                -52.9       313.0      100.0

        Income (Loss) before
           Extraordinary Credits                      1.7      4.0      4.1      -6.7                -54.8        24.0      163.8

        Extraordinary Credits                           -        -        -     217.5                    -           -     -100.0

        Net Income(Loss)                              1.7      4.0      4.1     210.8                -54.8        24.0      -98.0

        (1) Combines arithmetically the five month period ended September 30, 1992 and the seven month period ended April 30, 1993. The 1993 twelve-month period includes five months of activities while the Company operated as a Debtor-in-Possession and seven months of activities after emergence from Chapter 11 and debt discharge.


                                                                                   (Amounts in Thousands)
                                            ----------------------------------------------------------------------------------
                                                 at                 at                 at             at              at
                                              April 30,          April 30,         April 30,       April 30,       April 30,
                                                1996               1995               1994           1993            1992
        Balance Sheet Data:                 -------------      -------------     -------------   -------------   -------------
        Cash & Cash Equivalents                  $3,436            $20,431           $23,512         $26,353       $15,713

        Other Current Assets                    101,142             80,585            68,207          54,455        68,598

        Current Liabilities                      37,631             43,350            35,841          25,635       405,205(1)

        Working Capital (Deficiency)             66,947             57,666            55,878          55,173      (320,894)

        Total Assets                            159,251            153,334           136,586         113,436       126,334

        Long-term Debt                           20,085             12,328            12,915          13,278        13,626


        Stockholders' Equity (Deficiency)      $101,535            $97,656           $87,830         $74,523     ($292,497)



        (1) Includes liabilities subject to settlement under reorganization proceedings of $381,540 at April 30, 1992.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          ----------------------------------------------

          The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Information," the Consolidated Financial Statements and Notes thereto and the other information included elsewhere in this Form 10-K.

          The Company's fiscal year ends on April 30. Fiscal years are identified according to the calendar year in which they end. For example, the fiscal year ended April 30, 1996 is referred to as "fiscal 1996."

Overview

          The Company is engaged in a single line of business, the retail sale of residential furniture, and the Company's revenues are principally derived from such sales. The Company also has a proprietary credit card program which is operated to promote its furniture business. In April 1994, after significantly revising its credit card program and appointing a new outside service provider, the Company launched the "Seaman's Plus/(R)/" credit card as an integral part of its furniture business. For fiscal 1996, net finance charge income from the Company's credit card operations represented 6.1% of net sales.

          The Company's most significant category of operating expenses is the cost of sales, which includes the cost of goods sold, warehousing, distribution and delivery (net of delivery charges to customers) expenses, rent and depreciation for the stores and buying staff expenses, including payroll. The category of selling, general and administrative expenses is the other significant element in the Company's cost structure. They include store (excluding rent and depreciation) expenses, advertising, corporate administration (excluding buying staff) expenses and the costs of the credit card program, including write-offs.

          The Company imports a substantial amount of merchandise directly from foreign suppliers. Imported merchandise represented approximately 30% to 35% of the Company's cost of goods sold during the periods discussed hereinafter. The Company pays for all of such imported merchandise in U.S. dollars based on U.S. dollar prices fixed at the time of the Company's order. The Company does not issue open purchase orders as to price and therefore does not bear foreign currency exchange rate fluctuation risk in connection with such import purchases; that risk is borne by the Company's suppliers. While foreign currency exchange rates affect the U.S. dollar prices that suppliers quote to the Company, the Company is not obligated to purchase merchandise if a supplier seeks to increase the price established at the time of the Company's order. The Company is able to purchase replacement merchandise from both domestic and foreign suppliers.

          In connection with the LBO in February 1988, the Company incurred debt of approximately $360 million, which influenced both strategic and day-to-day management decisions. The Company then experienced a considerable, unanticipated decline in sales volume, operating income and liquidity in the years 1989 through 1991 due, inter alia, to changes in business philosophy (including, for example, reducing retail gross margin, de-emphasizing "The Package/(R)/" concept and expanding Seaman's emphasis on sales events in its advertising) and the debt burden that resulted from the LBO. The Company's situation was exacerbated by a significant economic recession that was especially severe in the northeastern United States. Although the LBO debt was restructured in November 1989, in December 1991 the Company was facing possible cross-defaults under its senior and subordinated debt obligations and, in January 1992, filed for Chapter 11 bankruptcy protection. See "Business - 1988 LBO and Subsequent Reorganization." Shortly after filing for bankruptcy protection, the Company closed 15 of its then 37 stores. The Company emerged from Chapter 11 proceedings in October 1992 with its outstanding indebtedness having been reduced from approximately $360 million to approximately $13 million. As part of its Chapter 11 proceedings, the Company also adopted "fresh start reporting." Current senior management of the Company was appointed by the Board of Directors immediately following the Company's emergence from Chapter 11.

Results of Operations

Fiscal Year Ended April 30, 1996 Compared to Fiscal Year Ended April 30, 1995
- - -----------------------------------------------------------------------------

          Net sales for fiscal 1996 of $229.5 million increased by $13.6 million (or 6.3%) compared to net sales for fiscal year 1995. The increase resulted from the opening of nine new stores commencing in September 1995. Comparable store sales for fiscal 1996 were $204.8 million, a decrease of $11.1 million (or 5.1%) compared to comparable store sales of $215.9 million for fiscal 1995. Management believes that this decrease is primarily attributable to the weak sales environment in the furniture industry and severe winter weather conditions in the Company's markets.

          Net finance charge income of $14.0 million for fiscal 1996 increased by $1.7 million (or 13.5%) from fiscal 1995, primarily due to an increase in the average accounts receivable balance in fiscal 1996 compared to fiscal 1995. Since the Company instituted the "Seaman's Plus/(R)/" credit card in April 1994, proprietary credit sales grew from 30% of total sales in fiscal 1994 to 46% in fiscal 1995 and have more recently leveled off at 40% in fiscal 1996.

          As a result of the foregoing increases, total revenues for fiscal 1996 were $243.5 million, an increase of $15.3 million (or 6.7%) over the comparable prior year period.

          Cost of sales increased by $14.9 million (or 10.8%) between the two periods, principally due to the increase in net sales, the opening of nine new stores and a warehouse, and decreased gross margins due to the competitive retail environment.

          Selling, general and administrative expenses increased by $8.4 million (or 11.3%) between the two periods, principally due to the opening of nine stores and an increase in the allowance for bad debts due to the higher customer accounts receivable balance. The Company also incurred increased advertising expenses due to its entrance into a new market.

          As a result of the foregoing, income from operations was $7.5 million for fiscal 1996 compared to $15.5 million for fiscal 1995.

          Net interest expense of $870,000 for fiscal 1996 decreased 24.1% from $1.1 million in fiscal 1995 due to increased interest income attributed to higher cash balances. The Company's interest expense primarily consists of interest on its capital leases and on the mortgage it holds for its Islip warehouse.

          The provision for income taxes for fiscal 1996 is based upon an effective income tax rate of 41%. As of April 30, 1996, the Company had a long-term deferred tax asset of $11.9 million and a current deferred tax asset of $5.7 million. The long-term deferred tax asset is primarily related to net operating losses. There are limitations on the time periods during which these deferred tax assets can be used and on the amounts that the Company can use each year. See Note 4 of Notes to Consolidated Financial Statements.

          As a result of the foregoing, the Company's net income for fiscal 1996 was $3.9 million compared to net income of $8.6 million for fiscal 1995.

Fiscal Year Ended April 30, 1995 Compared to Fiscal Year Ended April 30, 1994
- - -----------------------------------------------------------------------------

          Net sales for fiscal 1995 of $215.9 million increased by $45.5 million (or 26.7%) compared to net sales for fiscal year 1994. Of such increase, $16.1 million resulted from the opening of five new stores commencing in September 1994 and the balance was primarily attributable to the implementation of new management strategies, including a redirected advertising focus and an increased emphasis on the Company's credit card operations, including the implementation of the "Seaman's Plus/(R)/" credit card. Comparable store sales for fiscal 1995 were $198.2 million, an increase of $28.3 million (or 16.7%) compared to comparable store sales of $169.9 million for fiscal 1994. Management believes that this increase is primarily attributable to the redirected advertising focus, customer acceptance of the "Seaman's Plus/(R)/" credit card, the ongoing store redesign and renovation program and the use of a broadened merchandise mix in the Company's stores.

          Finance charge income of $12.4 million for fiscal 1995 increased by $4.5 million (or 57.2%) from fiscal 1994, primarily due to an increase in sales made on the "Seaman's Plus/(R)/" credit card of $16.0 million in fiscal 1995 compared to fiscal 1994. Sales made on the "Seaman's Plus/(R)/" credit card increased to approximately 46% of net sales in fiscal 1995 from approximately 30% of net sales in fiscal 1994.

          As a result of the foregoing increases, total revenues for fiscal 1995 were $228.2 million, an increase of $50.0 million (or 28.1%) over the comparable prior year period.

          Cost of sales increased by $25.4 million (or 22.5%) between the two periods, principally due to the increase in net sales, but decreased as a percentage of net sales from 66.1% for fiscal 1994 to 63.9% for fiscal 1995. The decrease as a percentage of net sales was primarily due to the Company's operating leverage, which supported the increase in net sales without corresponding increases in fixed operating costs (in particular, warehousing expenses), and an improvement in retail gross margin.

          Selling, general and administrative expenses increased by $14.5 million (or 24.2%) between the two periods, principally due to the opening of five stores and an increase in the allowance for bad debts due to the higher customer accounts receivable balance. As a percentage of net sales, however, selling, general and administrative expenses decreased from 35.3% for fiscal 1994 to 34.6% for fiscal 1995. The decrease as a percentage of net sales was principally due to operating leverage, in particular with respect to advertising and corporate administration expenses. Additionally, the Company maintained cost controls while continuing to increase its net sales volume.

          As a result of the foregoing, income from operations improved to $15.5 million for fiscal 1995 compared to $5.4 million for fiscal 1994.

          Net interest expense of $1.2 million for fiscal 1995 remained constant as compared to fiscal 1994. The Company's interest expense primarily consists of interest on its capital leases and on the mortgage it holds for its Islip warehouse.

          The provision for income taxes for fiscal 1995, is based upon an effective income tax rate of 40%. As of April 30, 1995, the Company had a long-term deferred tax asset of $13.4 million and a current deferred tax asset of $5.6 million. The long-term deferred tax asset is primarily related to net operating losses that occurred following the LBO. There are limitations on the time periods during which these deferred tax assets can be used and on the amounts that the Company can use each year. In fiscal 1994, the Company recorded a non-recurring income tax benefit of $4.2 million, which was principally a result of the utilization of tax operating loss carryforwards. See Note 4 of Notes to Consolidated Financial Statements.

          As a result of the foregoing, the Company's net income for fiscal 1995 was $8.6 million compared to net income of $6.9 million for fiscal 1994.

Fiscal 1994 Compared to Twelve-Month Period Ended April 30, 1993
- - ----------------------------------------------------------------

          The twelve-month period ended April 30, 1993 includes five months of activities while the Company operated as a debtor-in-possession under Chapter 11 of the Bankruptcy Code and seven months after the Company emerged from its Chapter 11 proceedings. While these five and seven-month periods are not comparable, they have been arithmetically combined for purposes of an analysis of variance from fiscal 1994 results. In the following discussion, the twelve-month period ended April 30, 1993 is referred to as "fiscal 1993."

          Net sales for fiscal 1994 of $170.3 million increased by $7.8 million (or 4.8%) compared to net sales for fiscal 1993 principally due to the opening of three new stores during fiscal 1994. Comparable store sales were $159.5 million and $158.9 million for fiscal years 1994 and 1993, respectively. While comparable store sales were flat in fiscal 1994, management believes that fiscal 1994 was an important transitional year in that for the first time since fiscal 1988, the

Company did not suffer a decline in comparable store sales, declines which had ranged from approximately 4% to 8% during such fiscal years.

          Finance charge income of $7.9 million for fiscal 1994 decreased by $0.6 million (or 7.4%) compared to fiscal 1993. Although the dollar amount of accounts receivable increased in fiscal 1994, the level of interest bearing receivables during fiscal 1994 declined as a result of an increase in marketing promotions offering deferred interest periods to customers using the Company's proprietary credit card. The decline in the interest-bearing accounts receivable resulted in lower finance charge income.

          As a result of the foregoing, total revenues for fiscal 1994 of $178.2 million increased by $7.1 million (or 4.2%) over fiscal 1993.

          Cost of sales increased by $2.7 million (or 2.5%) between the two fiscal years, principally due to the increase in net sales, but decreased as a percentage of net sales from 67.6% in fiscal 1993 to 66.1% in fiscal 1994. The decrease as a percentage of net sales was primarily due to an increase in retail gross margin resulting from changes in pricing policy whereby price mark-downs were limited to only advertised items during sales promotions rather than reducing prices on all merchandise storewide as had been done in the past. The remaining items in the stores, although competitively priced, were not reduced from their day-to-day prices.

          Selling, general and administrative expenses decreased by $3.0 million (or 4.8%) between the two fiscal years, and also decreased as a percentage of net sales from 38.9% in fiscal 1993 to 35.3% in fiscal 1994. This decline, which was achieved despite higher net sales, was primarily due to a reduction in bad debt expenses, primarily resulting from improved collection procedures. Reductions in rent for the Company's headquarters, in payroll and in data processing costs also contributed to the decline in both absolute and percentage terms.

          As a result of the foregoing, income from operations was $5.4 million for fiscal 1994 compared to a $2.0 million loss from operations for fiscal 1993.

          Net interest expense of $1.2 million for fiscal 1994 increased by 38.1% compared to fiscal 1993 primarily due to a non-recurring imputed interest credit in fiscal 1993. Reorganization charges resulting from the Company's Chapter 11 proceedings decreased from $8.0 million in fiscal 1993 to zero in fiscal 1994 due to the Company's emergence from Chapter 11 proceedings in October 1992. At that time, the Company recognized a one-time extraordinary credit of $353.6 million as a result of the cancellation of outstanding indebtedness in connection with its Bankruptcy Court-approved plan of reorganization. See Note 5 of Notes to Consolidated Financial Statements.

          The Company recorded a non-recurring income tax benefit in fiscal 1994 of $4.2 million, which was principally a result of the utilization of tax operating loss carryforwards. In fiscal 1993, no such benefit was recorded and the Company reported no tax expense.

          As of April 30, 1994, the Company evaluated the realizability of its aggregate deferred tax assets, which arose as a result of temporary differences between book and taxable income and net operating loss carryforwards, and determined it was appropriate to reverse a portion of the evaluation allowance previously recorded. The results of that were to increase paid-in-capital by $8.9 million for that portion of the deferred tax assets which arose prior to the Company's emergence from its Chapter 11 proceedings and to record $4.3 million as a benefit against the income tax provision for the portion of the deferred tax assets that arose subsequent to the Company's emergence from its Chapter 11 proceedings.

          As a result of the foregoing, the Company's net income for fiscal 1994 was $6.9 million as compared to $342.7 million for fiscal 1993 (which was principally attributable to the above-described cancellation of indebtedness).

Liquidity and Capital Resources

          At April 30, 1996, the Company had working capital of $66.9 million. The Company's principal sources of liquidity are earnings before income taxes, depreciation and amortization, and borrowings under the $40 million Revolving Credit and Security Agreement (the "Loan Agreement") with the Bank of New York Commercial Corporation and NatWest Bank N.A. as co-lenders (the "Lenders"). The Company's principal uses of cash are working capital needs, capital expenditures and debt service obligations, including capitalized lease costs.

          The Company's cash and cash equivalents decreased in fiscal 1996, 1995 and 1994. Without the proceeds from the Loan Agreement, the Company could continue to experience negative cash flows principally because of potential increases in the customer accounts receivable balance, capital expenditures and potential increases in inventory to support higher sales volume.

          The Company's working capital increased from $57.7 million at April 30, 1995 to $66.9 million at April 30, 1996. Cash and cash equivalents declined from $20.4 million at April 30, 1995 to $3.4 million at April 30, 1996. As of April 30, 1996, the Company had stockholders' equity of $101.5 million. The Company's largest asset at such date was accounts receivable of $65.7 million (net of bad debt reserves). At April 30, 1996, $9.1 million was outstanding under the Loan Agreement including letters of credit of approximately $700,000. At April 30, 1996, the Company had an additional $11.7 million in long term debt, consisting of capitalized lease obligations and an industrial revenue bond in connection with its Central Islip, New York warehouse facility. See "Properties."

          The Company entered into the Loan Agreement on April 29, 1996. The term of the Loan Agreement is three years. The Loan Agreement includes provisions for issuance of up to $5 million aggregate amount of letters of credit. The Company granted to the Lenders a security interest in the Company's customer receivables and all General Intangibles as defined in the Loan Agreement. The Loan Agreement contains covenants and provisions which are customary for a secured revolving credit facility. The funds available under the Loan Agreement will be used primarily for capital expenditures and general corporate purposes.

          At the same time that the Company entered into the Loan Agreement, it redeemed certain receivables- backed securities designated "8.10% Class A Credit Card Participation Certificates, Series 1995-1" in the amount of $20 million, from a third party investor not affiliated with the Company. These Certificates were issued in April 1995 by the Seaman Furniture Credit Card Master Trust which originated by Seaman Receivables Corporation, a wholly owned special purpose finance subsidiary of the Company.

          Capital expenditures during fiscal 1994, fiscal 1995 and fiscal 1996 were, $4.5 million, $6.5 million and $8 million, respectively. Capital expenditures during fiscal 1994 were primarily attributable to the acquisition of a new computer system that became operational in July 1994, for new store openings and for existing store renovations. Capital expenditures during fiscal 1995 and 1996 were principally for new store openings and store renovations and most recently a radio frequency system for the Islip warehouse. See "Business - Store Redesign and Renovation."

          Unless a customer is making a purchase using the "Seaman's Plus/(R)/" credit card, the Company generally requires customers to make a down payment (generally 30% of the sales price) at the time an order is placed, with the balance payable upon or prior to delivery of the merchandise. With the introduction of the "Seaman's Plus/(R)/" credit card, the percentage of sales paid with cash, check or major credit cards (for which customers are generally required to provide a down payment absent a special promotion) has changed from approximately 69% in fiscal 1994, to approximately 54% in fiscal 1995 to approximately 60% in fiscal 1996. The balance of the Company's sales for each of such periods was financed internally from working capital on the Company's proprietary credit card.

          Customer deposits at April 30, 1994, April 30, 1995 and April 30, 1996 were $6.6 million, $7.5 million and $9.3 million, respectively. The relatively low level of customer deposits on a given date compared to net sales for a period reflects both the Company's quick delivery policy and customer use of the "Seaman's Plus/(R)/" credit card. As the Company generates more sales with the "Seaman's Plus/(R)/" credit card, the level of customer deposits is not expected to change in tandem with changes in net sales.

          When the Company opens a new store in an existing market, it is able to leverage its fixed costs for advertising and corporate administration to cover the new store. While its fixed costs for warehousing may not increase (if there is existing warehouse capacity), increased expansion even in existing markets will ultimately lead to increased warehousing costs. As the Company opens stores in new markets, however, the Company's fixed costs for warehousing, advertising and corporate administration are likely to increase as existing warehousing facilities are not likely to be able to service new, geographically distant markets, existing advertising programs will not promote the Company and its merchandise in such new markets and new personnel will likely be needed to manage the new market areas. However, additional expansion in a new market area should not result in greater fixed costs as the new warehouse facilities, advertising programs and administrative framework should be sufficient to support reasonable, planned expansion in such markets. In addition, as the Company expands into urban areas that are less populated than the greater New York metropolitan area, and as the Company opens stores in suburban areas in new and existing markets, the Company expects average sales per store and sales per square foot of selling space to be less than that of existing stores due to differences in population density and size of local market.

          The Company currently expects that the borrowings under the Loan Agreement together with the cash from operations, will be sufficient to meet the Company's planned capital expenditures, long-term debt (composed of capital lease obligations and principal on the Company's industrial revenue bond and repayments on the revolving line) and currently anticipated working capital requirements through the end of fiscal 1998.

Inflation

          Inflation has not had a material impact on the Company's operating and occupancy costs.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  -------------------------------------------

          See Index to Financial Statements and Exhibits, which appears on Page F-1 hereof.

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE
                    --------------------------------------

          None.

                                   PART III.
                                   ---------

          Information required by Item 10 "Directors and Executive Officers of the Registrant," Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" of Regulation S-K are herein incorporated by reference to the Proxy Statement for the 1996 Annual Meeting of Stockholders of the Company.

                                   PART IV.
                                   --------

Item 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                           AND REPORTS ON FORM 10-K
                           ------------------------

        (a)  Financial Statements
             --------------------

        See Index to Financial Statements and Schedules which appears on page F-1 hereof.

        (b)  Reports on Form 8-K
             -------------------

          The Company filed a report on Form 8-K regarding the Revolving Loan and Security Agreement on May 14, 1996 pursuant to Item 2.

    (c) Exhibits
        --------

          The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SEAMAN FURNITURE COMPANY, INC.


                                    By: /s/ Alan Rosenberg
                                       -------------------------------------
                                       Alan Rosenberg, President and
                                        Chief Executive Officer

                                    Date:  July 25, 1996



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alan Rosenberg
- - --------------------------------------------------
Alan Rosenberg, President, Chief Executive Officer         Date:  July 25, 1996
and Director

/s/ Peter McGeough
- - --------------------------------------------------
Peter McGeough, Executive Vice President, Chief
Financial and Administrative Officer                       Date:  July 25, 1996


/s/ Steven H. Halper
- - --------------------------------------------------
Steven H. Halper, Executive Vice President,                Date:  July 25, 1996
Chief Operating Officer and Secretary

/s/ Coleen A. Colreavy
- - --------------------------------------------------
Coleen A. Colreavy, Vice President,                        Date:  July 25, 1996
Corporate Controller and Chief Accounting Officer

                                  SIGNATURES
                                  ----------


/s/ Barry J. Alperin
- - -------------------------------------
Barry J. Alperin, Director                      Date:  July 25, 1996

/s/ Kim Z. Golden
- - -------------------------------------
Kim Z. Golden, Director                         Date:  July 25, 1996

/s/ Leo Peraldo
- - -------------------------------------
Leo Peraldo, Director                           Date:  July 25, 1996

/s/ James B. Rubin
- - -------------------------------------
James B. Rubin, Director                        Date:  July 25, 1996

/s/ Robert C. Ruocco
- - ------------------------------------
Robert C. Ruocco, Director                      Date:  July 25, 1996

                SEAMAN FURNITURE COMPANY,INC. AND SUBSIDIARIES

                  Index to Financial Statements and Schedules


                                                            Page No.
                                                            --------
Financial Statements:

      Independent Auditor's Reports                           F-2

      Consolidated Balance Sheets, for the Years Ended
      April 30, 1996 and 1995                                 F-3

      Statements of Consolidated Operations, for the
      Years Ended April 30, 1996, 1995 and 1994.              F-4

      Statements of Stockholder's Equity, for the Years
      Ended April 30, 1996, 1995 and 1994.                    F-5

      Statements of Consolidated Cash Flows, for the
      Years Ended April 30, 1996, 1995 and 1994.              F-6

      Notes to Consolidated Financial Statements              F-7

Schedules:

                               SCHEDULES OMITTED

        Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

[LOGO OF DELOITTE &
 TOUCHE LLP
   APPEARS HERE]          -----------------------------------------------------
                          Two Jericho Plaza             Telephone:(516)935-9000
                          Jericho, New York 11753-1683  Facsimile (516)935-9056






 INDEPENDENT AUDITORS' REPORT
 ----------------------------

 The Board of Directors and Shareholders
 Seaman Furniture Company, Inc.:


 We have audited the accompanying consolidated balance sheets of Seaman Furniture Company, Inc. and Subsidiaries (collectively, the "Company") as of April 30, 1996 and 1995 and the related statements of consolidated operations, stockholders' equity and consolidated cash flows for the years ended April 30, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at April 30, 1996 and 1995 and the results of their operations and their cash flows for the years ended April 30, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

 Deloitte & Touche LLP

 June 14, 1996



- - ---------------
Deloitte Touche
Tohmatsu
International
- - ---------------


SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
- - -----------------------------------------------

CONSOLIDATED BALANCE SHEETS
APRIL 30, 1996 AND 1995 (in thousands of dollars)
- - --------------------------------------------------------------------------------
ASSETS                             NOTES          1996           1995
- - ------                             -----          ----           ----

CURRENT ASSETS:
Cash and cash equivalents                       $  3,436       $ 20,431
Accounts receivable  - net          2,6           65,716         51,065
Merchandise inventories              2            27,796         23,423
Prepaid expenses and other                         1,921            493
Deferred income tax benefit          4             5,709          5,604
                                                --------       --------

Total current assets                             104,578        101,016


PROPERTY AND EQUIPMENT-at cost       2
 Land                                              2,724          2,724
 Buildings and improvements                       15,145         15,145
 Furniture, fixtures and                          13,199         10,928
   office equipment
 Leaseholds and leasehold                         15,992         10,799
   improvements                                 --------       --------
  Total                                           47,060         39,596
 Less - Accumulated depreciation
          and amortization                       (13,909)       (10,698)
                                                --------       --------
 Property and equipment - net                     33,151         28,898


PROPERTY FINANCED BY CAPITAL
  LEASES (less accumulated
  amortization of $3,366
   at April 30, 1996,
  and $2,955 at April 30, 1995       2             5,138          5,549


Deferred Income Tax Benefit          4            11,935         13,409


OTHER ASSETS (principally                          4,449          4,462
 deposits)                                      --------       --------

TOTAL                                           $159,251       $153,334
                                                ========       ========

See Notes to Consolidated Financial Statements.


LIABILITIES AND
STOCKHOLDERS' EQUITY               NOTES           1996           1995
- - --------------------               -----           ----           ----

CURRENT LIABILITIES:
Accounts payable - trade                        $ 11,022       $ 10,600
Accrued expenses and other                        16,670         24,661
Current portion of
 long-term debt                                      673            587
Customer deposits                    2             9,266          7,502
                                                --------       --------

Total current liabilities                         37,631         43,350
                                                --------       --------

LONG-TERM DEBT                       3            20,085         12,328
                                                --------       --------

COMMITMENTS AND
 CONTINGENCIES                       7

STOCKHOLDERS' EQUITY:
Preferred stock-$.01 par value;
  authorized 1,000,000 shares
  (no shares issued)                                 -             -

Common stock-$.01 par value;
 authorized 15,000,000 shares;
 issued 5,004,575 shares
 at April 30, 1996                                    50             50

Additional paid-in capital            5           86,817         86,817
Retained earnings                                 20,225         16,330
                                                --------       --------
                                                 107,092        103,197
Less:  Treasury Stock, at
 cost (467,534 and 466,742
 shares at April 30, 1996
 and 1995, respectively)                          (5,557)       (5,541)
                                                --------      --------

Stockholders' equity - net                       101,535        97,656
                                                --------      --------

TOTAL                                           $159,251      $153,334
                                                ========      ========


SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
- - -----------------------------------------------

STATEMENTS OF CONSOLIDATED OPERATIONS
FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994
(in thousands of dollars except per share amounts)
- - -------------------------------------------------------------------------------
                                        YEAR ENDED    YEAR ENDED    YEAR ENDED
                                         APRIL 30,     APRIL 30,     APRIL 30,
                                 NOTES      1996          1995          1994
                                 -----  -----------   -----------   ----------
REVENUES:
Net sales                           2      $229,505      $215,857     $170,348
Net finance charge income                    14,036        12,364        7,865
                                           --------      --------   ----------

Total                                       243,541       228,221      178,213
                                           --------      --------   ----------

OPERATING COSTS AND
 EXPENSES:
Cost of sales, including
 buying and occupancy costs                 152,982       138,038      112,648
Selling, general and
 administrative                     2        83,094        74,691       60,159
                                           --------      --------   ----------

Total                                       236,076       212,729      172,807
                                           --------      --------   ----------

INCOME FROM OPERATIONS                        7,465        15,492        5,406

INTEREST EXPENSE                             (1,748)       (1,707)      (1,854)
INTEREST INCOME                                 878           561          694
                                           --------      --------   ----------

INCOME BEFORE (PROVISION) BENEFIT
 FOR INCOME TAXES                             6,595        14,346        4,246

(PROVISION) BENEFIT FOR
 INCOME TAXES                       4        (2,700)       (5,738)       2,694
                                           --------      --------   ----------

NET INCOME                                 $  3,895      $  8,608     $  6,940
                                           ========      ========   ==========

NET INCOME PER SHARE                2         $0.78         $1.68     $   1.37
                                           ========      ========   ==========


See Notes to Consolidated Financial Statements.
- - --------------------------------------------------------------------------------

SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
- - -----------------------------------------------

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994
(in thousands of dollars)
- - -------------------------




                               Common Stock     Additional
                             -----------------   Paid-In    Retained  Treasury
                              Shares    Amount   Capital    Earnings    Stock
                             ---------  ------  ----------  --------  ---------


Balances at May 1, 1993      5,000,000     $50     $73,691   $   782   $     -

Issued common stock              2,500       -

Repurchase of treasury
 stock                                                                  (2,536)

Reversal of Valuation
 Allowance for deferred
 tax assets originating
 prior to emergence from
 Chapter 11                                          8,903

Net income for the year
 ended April 30, 1994                                          6,940
                             ---------     ---      ------    ------    ------

Balances at April 30, 1994   5,002,500      50      82,594     7,722    (2,536)

Issued common stock              2,075       -          19

Repurchase of treasury
 stock                                                                  (3,005)

Reversal of Valuation
 Allowance for deferred
  tax assets originating
   prior to emergence
  from Chapter 11                                    4,204

Net income for the year                                        8,608
 ended April 30, 1995        ---------     ---      ------   -------   -------

Balances at April 30, 1995   5,004,575      50      86,817    16,330    (5,541)

Repurchase of treasury
 stock                                                                     (16)

Net income for the year
 ended April 30, 1996                                          3,895
                             ---------  ------  ----------  --------  --------

Balances at April 30, 1996   5,004,575     $50     $86,817   $20,225   $(5,557)
                             =========  ======  ==========  ========  ========



See Notes to Consolidated Financial Statements.

SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
- - -----------------------------------------------

STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE YEAR ENDED APRIL 30, 1996, 1995 AND 1994
(in thousands of dollars)
- - -------------------------------------------------------------------------------

                                Year Ended       Year Ended       Year Ended
                              April 30, 1996   April 30, 1995   April 30, 1994
                              ---------------  ---------------  ---------------
OPERATING ACTIVITIES:
Net income                          $  3,895         $  8,608         $  6,940
Adjustments to reconcile
 net income to net cash
 provided by (used in)
 operating activities:
  Depreciation and
   amortization                        4,156            3,143            2,676
  Deferred income tax
   benefit                             1,369              613           (3,185)
  Provision for bad debts             12,716            8,905            4,028
  Noncash interest                         -                -              200
  Gain on sale of property                 -                -             (142)
  Asset and liability
   management:
   Accounts receivable                (7,367)         (35,954)         (11,592)
   Merchandise inventories            (4,373)          (4,021)          (2,321)
   Prepaid expenses and
    other assets                      (1,415)          (1,820)            (260)
   Accounts payable                      422            1,367            3,199
   Accrued expenses and
    other                             (7,991)           5,170            3,383
   Customer deposits                   1,764              890              172
                                    --------         --------         --------

Net cash provided by (used
 in) operating activities              3,176          (13,099)           3,098
                                    --------         --------         --------

INVESTING ACTIVITIES:
Purchase of equipment                 (7,998)          (6,472)          (4,473)
Proceeds from sale of assets               -                -            1,521
                                    --------         --------         --------

Net cash used in investing
 activities                           (7,998)          (6,472)          (2,952)
                                    --------         --------         --------

FINANCING ACTIVITIES:
Securitization of accounts
 receivable                          (20,000)          20,000                -
Repayments under Debt
 obligations                            (587)            (505)            (451)
Purchase of Treasury Stock               (16)          (3,005)          (2,536)
Borrowings on lines of
 credit                                8,430                -                -
                                    --------         --------         --------

Net cash (used in) provided
 by financing activities             (12,173)          16,490           (2,987)
                                    --------         --------         --------

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                    (16,995)          (3,081)          (2,841)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                  20,431           23,512           26,353
                                    --------         --------         --------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                      $  3,436         $ 20,431         $ 23,512
                                    ========         ========         ========



See Notes to Consolidated Financial Statements.

SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
- - -----------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------



  1. DESCRIPTION OF BUSINESS

     Seaman Furniture Company, Inc. (the "Company"), a Delaware corporation, is one of the largest regional specialty furniture retailers in the Northeastern United States. The Company currently operates a chain of 38 stores in the greater New York, Philadelphia and Cleveland metropolitan areas. The Company was incorporated in 1985 as a successor to the business founded by Julius Seaman, who started the business in Brooklyn in 1933.

  2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     Principles of Consolidation - The accompanying consolidated financial
     ---------------------------
     statements include the accounts of Seaman Furniture Company, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Sales and Customer Deposits - Sales are recorded upon the delivery of
     ---------------------------
     merchandise to customers. Customer deposits are recorded as a liability until delivery of the merchandise to customers or until the deposit is forfeited. Income from forfeited deposits is recorded using estimates determined from the Company's experience with prior forfeitures.

     Cash Equivalents - Cash equivalents consist of highly liquid investments
     ----------------
     primarily in commercial paper and certificates of deposit, all of which have a maturity of three months or less. All securities, which are held to maturity, are stated at cost, adjusted for previous amortized or discount accreted, if any. The Company has the intent and ability to hold such securities to maturity. As of April 30, 1996 and 1995, the Company did not hold any available-for-sale securities. Interest earned on investment securities is included in interest income.

     Accounts Receivable - Accounts receivable consist principally of interest-
     -------------------
     bearing amounts due from retail customers under financing agreements which provide for monthly payments over various terms, substantially all of which are between 24 and 33 months. Accounts receivable installments due in more than one year are included in current assets in accordance with standard industry practices. It is not practicable to determine the amount of such installments.

     The activity in the allowance for doubtful accounts for each of the periods presented follows (in thousands of dollars):

                                Year ended       Year ended       Year ended
                              April 30, 1996   April 30, 1995   April 30, 1994
                              ---------------  ---------------  ---------------
     Balance, beginning of
      period                        $  8,786          $ 5,494          $ 5,614

     Provision                        12,716            8,739            4,027

     Write-offs                      (14,558)          (6,987)          (6,611)

     Recoveries                        2,039            1,540            2,464
                                    --------          -------          -------

     Balance, end of period         $  8,983          $ 8,786          $ 5,494
                                    ========          =======          =======

     Merchandise Inventories - The Company values its inventories under the
     -----------------------
     first-in, first-out cost flow assumption.

     Property and Equipment - Property and equipment is stated at cost less
     ----------------------
     accumulated depreciation and amortization. Depreciation of buildings and improvements and furniture, fixtures and office equipment is computed using the straight-line method over their estimated useful lives which are: buildings and improvements, 30 to 31.5 years and furniture, fixtures and office equipment, 5 to 10 years. Leaseholds and leasehold improvements are amortized over the terms of the related leases or their estimated useful lives, whichever are shorter.

     Property Financed by Capital Leases - Property financed by capital leases
     -----------------------------------
     is amortized on the straight-line basis over the shorter of their estimated useful lives or the remaining terms of the leases.

     Income Taxes - The Company follows the provisions of Statement of Financial
     ------------
     Accounting Standards No. 109. "Accounting for Income Taxes" ("SFAS No. 109"), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Operating Leases - Rent expense relating to stores which are classified as
     ----------------
     operating leases due to the terms of the respective leases is recognized on the straight-line method.

     Store Opening Expenses - Expenses (other than those relating to capital
     ----------------------
     improvements) associated with new store openings are charged to operations in the period in which such expenses are incurred.

     Net Income Per Share- Net income per share is based on the weighted average
     --------------------
     number of common and common equivalent shares outstanding during the period. Employee stock options are considered to be common stock equivalents and, accordingly, the calculation includes approximately 442,111, 455,981 and 364,698 common stock equivalent shares using the treasury stock method for the years ended April 30, 1996, 1995 and 1994, respectively.

     Pervasiveness of Estimates - The preparation of financial statements in
     --------------------------
     conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications - Certain reclassifications have been made to prior
     -----------------
     consolidated financial statements to conform with the April 30, 1996 presentation.

  3. LONG-TERM DEBT

     Long-term debt - At April 30, 1996 and 1995, long-term debt, consisted of
     --------------
     the following in thousands of dollars:

                                                 April 30,
                                            ------------------
                                             1996      1995
                                            -------  ---------

          Industrial Revenue Bonds (A)      $ 3,962    $ 4,387
          Revolving Credit Agreement (B)      8,430          -
          Capital Leases (C)                  8,366      8,528
                                            -------    -------
          Total                              20,758     12,915
                                            -------    -------
          Less:
           Current portion                      673        587
                                            -------    -------

          Long-term debt                    $20,085    $12,328
                                            =======    =======

   (A) Town of Islip Industrial Development Agency Loan ("IDA") - The IDA Loan
       --------------------------------------------------------
       is evidenced by a $6,000,000 industrial development revenue bond issued by the Town of Islip Industrial Development Agency, the proceeds from which were used to finance the construction of a warehouse in Central Islip, New York. The loan is payable in increasing quarterly installments through 2002, with interest at one percent over the prime rate specified by the bank that purchased the related industrial revenue bond from the Town of Islip. The prime rate at April 30, 1996 was 8.25 percent. The loan is collateralized by land and a building with a carrying value of approximately $11.5 million at April 30, 1996.

   (B) Revolving Term Loan Agreement - On April 26, 1996, the Company entered
       -----------------------------
       into a revolving term loan agreement with two banks, under which the banks were committed to lend up to $40 million to the Company. The Company is obligated to pay a commitment fee of .25 percent per annum of the unused balance under these agreements. Borrowings under these agreements bear interest at variable rates based upon the net income of the Company, as defined in the agreement. Interest on these borrowings was 8.75 percent at April 30, 1996.

       The loan agreements contain certain covenants which include (i) maintenance of certain financial ratios; (ii) maintenance of certain amounts of net income, working capital and net worth; (iii) limitations on capital expenditures; (iv) limitations on the payment of dividends;
       (v) limitations on other indebtedness; (vi) restrictions on the disposal of assets; and (vii) limitations on corporate reorganizations. At April 30, 1996, the Company was in compliance with each of the covenants mentioned above.

   (C) Capital Leases - The obligations relative to capital leases at April 30,
       --------------
      1996 relate to two stores and are payable in varying monthly installments.

     Long-Term Maturities - Long-term Obligations are scheduled to mature as
     --------------------
      follows (in thousands of dollars):


                  Year Ended April 30,            Amount
               -------------------------          -------
               1997                               $ 1,914
               1998                                 2,017
               1999                                10,620
               2000                                 2,334
               2001                                 2,447
               Thereafter                          15,618
                                                  -------
               Total                               34,950
               Less interest on capital leases     14,192
                                                  -------
               Total                              $20,758
                                                  =======

  4.  INCOME TAXES

      The Company adopted SFAS No. 109 and accordingly, deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized.

      The income tax provision (benefit) is as follows (in thousands of dollars):

                                  Year Ended      Year Ended      Year Ended
                                April 30, 1996  April 30, 1995  April 30, 1994
                                --------------  --------------  ---------------
                  Current:
                   Federal              $  911          $3,821         $   141
                   State & Local           420           1,304             350
                  Deferred               1,369             613          (3,185)
                                        ------          ------         -------
                     Total              $2,700          $5,738         $(2,694)
                                        ======          ======         =======

      The Company's effective income tax rate differs from the Federal statutory rate. The reasons for this difference are as follows (dollar amounts in thousands):

                               Year Ended       Year Ended       Year Ended
                             April 30, 1996   April 30, 1995   April 30, 1994
                             ---------------  --------------  -----------------
                             Amount     %     Amount     %     Amount      %
                             -------  ------  -------  -----  --------  -------
      Federal statutory
                  rate        $2,243   34.0    $4,878  34.0   $ 1,444     34.0
      Increases (reductions)
        due to:State & local
        taxes - net of
        Federal Income tax
          benefits               457    7.0       860   6.0       211      5.0
      Reversal of Valuation
        Allowance                  -      -         -     -    (4,349)  (102.0)
                              ------   ----    ------  ----   -------   ------
        Effective rate        $2,700   41.0    $5,738  40.0   $(2,694)   (63.0)
                              ======   ====    ======  ====   =======   ======

             The significant elements of gross deferred tax assets and liabilities at April 30, 1996 and 1995 are as follows (dollar amounts in thousands):

                                        April 30, 1996        April 30, 1995
                                     --------------------  --------------------
                                         Deferred Tax          Deferred Tax
                                     Assets/(Liabilities)  Assets/(Liabilities)
                                     --------------------  --------------------

       Allowance for doubtful
        accounts                                 $ 4,193               $ 4,064
       Allowances for obsolete and
        slow-moving inventories                    1,489                 1,326
       Customer deposit forfeitures                   72                   301

       Other                                         (45)                  (87)
                                                 -------               -------

       Current                                     5,709                 5,604
                                                 -------               -------

       Capital leases                              1,367                 1,276
       Accelerated Depreciation                   (1,132)               (1,036)
       Other                                         487                   189
       Net Operating Loss
        Carryforwards                             11,213                12,980
                                                 -------               -------

       Noncurrent                                 11,935                13,409
                                                 -------               -------

       Total                                     $17,644               $19,013
                                                 =======               =======

     At April 30, 1996, the Company had Federal tax loss carryforwards aggregating approximately $24 million, which expire in 2007. Net operating loss carryforwards of approximately $3 million were utilized during the fiscal year ended April 30, 1996.

     As of April 30, 1995, the Company reversed the remaining valuation allowance of $4,204,000 previously recorded primarily for state net operating loss carryforwards. The Company determined it appropriate given the continued profitability, as well as the projections of future earnings. The result of such decision was to increase paid-in capital for all such tax assets, all of which arose prior to the emergence from Chapter 11.

  5. SHAREHOLDERS' EQUITY

     The Company's amended and restated Certificate of Incorporation as of October 1992 provided that the authorized capital stock of the Company consists of 15 million shares of Common Stock, par value $.01 per share.

     The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor.

     Stock Options
     -------------

     The Company has a compensatory stock option plan (the "Plan") which provides for the issuance of incentive or non-qualified stock options to certain senior executives and other executives. The aggregate options which may be granted under the Plan is 1,500,000. The Plan is administered by the Compensation Committee of the Company's Board of Directors.

     Under the Plan, the Company grants options at the approximate fair market value. The Company's stock options become exercisable over varying terms, as specified by the Compensation Committee. The options granted to certain senior executives (see Note 7) are exercisable in full any time after the granting date. The options granted to other executives vest over a two- or three-year period. Stock options are subject to forfeiture in certain circumstances.

     A summary of activity under the Company's stock option plans for the year ended April 30, 1996 is as follows:

                                     Number of             Exercise
                                       Shares             Price Range
                                    -----------         --------------
Balance - May 1, 1993                   555,555              $5.01
Granted                                  37,000              $9.00
                                        -------         ==============
Balance - April 30, 1994                592,555         $ 5.01 - $9.00
                                        =======         ==============
Granted                                  93,000         $12.50 - $18.75
Exercised                                (2,075)             $9.00
                                        -------         ---------------
Balance - April 30, 1995                683,480         $ 5.01 - $18.75
                                        =======         ===============
Granted                                 322,500         $20.50 - $35.00
Exercised                               (10,041)        $ 9.00 - $12.50
Canceled                                (19,734)             $20.50
                                        -------         ---------------
Balance - April 30, 1996                976,205         $ 5.01 - $35.00
                                        =======         ===============

  6. SALE OF ACCOUNTS RECEIVABLE

     In April 1995, the Company entered into an agreement with a third party to sell, with limited recourse, $20 million of its eligible, as defined, trade accounts receivable. The rate associated with that agreement was 8.1 percent per annum. In April 1996, the Company redeemed and terminated the 1995 series of Class A Securitization Certificates in the amount of $20 million.

  7. COMMITMENTS AND CONTINGENCIES

     Operating Leases
     ----------------

     The Company is obligated under various noncancelable operating leases covering stores and two warehouses which provide for minimum rentals plus, in certain instances, real estate taxes, other expenses and additional rentals based on sales levels.

     Future minimum lease payments under these operating leases are as follows (in thousands of dollars):


          Year Ending April 30,                       Amount
          ---------------------                      --------
                 1997                                $ 12,617
                 1998                                  12,383
                 1999                                  11,965
                 2000                                  11,664
                 2001                                  11,415
              2002 - 2006                              36,721
              2007 - 2011                              11,226
              2012 - 2016                               2,236
              2017 - 2021                               2,177
              2022 - 2023                                 620
                                                     --------
                 Total                               $113,024
                                                     ========

     Rent Expense
     ------------

     Rent expense for operating leases aggregated approximately $13,197,000, $10,883,000, $9,265,000 (net of sub-lease income of approximately $541,000, $495,000 and $595,000) for the years ended April 30, 1996, 1995 and 1994, respectively. These amounts include additional rental payments of approximately $12,000, $51,000 and $7,000, respectively, which are based on store sales.

     Retirement Plans
     ----------------

     The Company has a defined contribution pension plan which is qualified under Section 401(k) of the Internal Revenue Code. Such plan is available to substantially all employees not covered by collective bargaining agreements. The Company may make contributions to match a portion of participant contributions.

     The Company also participates in a multi-employer union-sponsored pension plan. Information concerning benefits and assets available to pay benefits for this plan is not available. Under the Employee Retirement Income Security Act of 1974, as amended, an employer, upon withdrawal from a multi-employer plan, is required to continue funding its proportionate share of the plan's unfunded vested benefits, if any. The Company has no current intention of withdrawing from the plan.

     Total expenses related to these plans aggregated approximately $1,658,000, $1,497,000 and $1,098,000, respectively, for the years ended April 30, 1996, 1995 and 1994.

     Litigation
     ----------

     The Company is involved in various proceedings incidental to the normal course of their business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations.

     Employment Agreements
     ---------------------

     The Company, in May 1995, renewed its three-year employment agreements with certain senior executives of the Company. Such employment agreements, all of which terminate in April 1998, require annual compensation in the aggregate of $770,000 with increases subject to a Consumer Price Index formula, as defined in the agreements, or the discretion of the Board of Directors.

     Also, such executives were granted 165,000 options during fiscal 1996 to purchase shares of common stock issuable pursuant to the 1992 Stock Option Plan, which was adopted by the Company. Such options vest over a three-year period.

     In addition, during fiscal 1993, such executives were granted 555,555 options (at the then fair values) to purchase shares of common stock issuable pursuant to the 1992 Stock Option Plan, which was adopted by the Company. Such options vest at the sole discretion of the Board of Directors, but in any event, no later than ten years from the date of grant. Approximately one-half of such options were issued and fully vested at the date of grant. Subsequent thereto, an additional 23,150 and 162,035 options became vested in June 1994 and May 1995, respectively. At April 30, 1996, 92,592 options remain unvested.

  8. QUARTERLY FINANCIAL DATA (UNAUDITED)


      Year Ended         First    Second    Third     Fourth
    April 30, 1996      Quarter   Quarter   Quarter   Quarter     Total
- - -------------------------------------------------------------------------
Sales                    $57,468   $57,966   $56,292   $57,779   $229,505
Gross Margin             $19,927   $19,885   $18,048   $18,663   $ 76,523
Net Income               $ 1,534   $ 1,504   $   335   $   522   $  3,895
Net Income Per Share     $  0.31   $  0.30   $  0.07   $  0.10   $   0.78

      Year Ended          First     Second    Third     Fourth
    April 30, 1995       Quarter   Quarter   Quarter   Quarter     Total
- - -------------------------------------------------------------------------

Sales                    $48,889   $54,062   $57,440   $55,466   $215,857
Gross Margin             $17,205   $19,425   $20,311   $20,878   $ 77,819
Net Income               $ 1,488   $ 1,921   $ 2,457   $ 2,742   $  8,608
Net Income Per Share     $  0.29   $  0.38   $  0.49   $  0.52   $   1.68


     Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares and share equivalents outstanding during each period.

  9. SUPPLEMENTAL INFORMATION

     Interest paid during the years ended April 30, 1996, 1995 and 1994 aggregated approximately $1,594,000, $1,707,000 and $1,654,000, respectively.

     Additionally, pursuant to the terms of a capital lease agreement which resulted in negative amortization of the principal balance, the Company incurred an additional $66,000 in capital lease obligations during the year ended April 30, 1996.


                                  * * * * * *

                                 EXHIBIT INDEX
                                 -------------

           Exhibit
             No.      Description
           -------    -----------


            *2        First Amended Joint Plan of Reorganization dated July 21,
                      1992.

            *3.1 Amended and Restated Certificate of Incorporation effective as of February 12, 1993.

            *3.2      Amended and Restated By-Laws effective as of February 12,
                      1993.

             4.1(a) Article IV and VI of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed as part of the Registration Statement on Form 10 filed by the Company on February 13, 1993) and Articles II and VI of the Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 filed as part of the Registration Statement on Form 10 filed by the Company on February 13, 1993).

             4.3 Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 4.3 filed as part of the Registration Statement on Form S-8 filed by the Company on February 4, 1994).

          **10.1      (a) Delivery Service Agreement dated as of September 12,
                          1994 between the Company and Merchants Home Delivery Service, Inc.

                      (b) Delivery Service Agreement dated as of May 12, 1993
                          between the Company and Joseph Eletto Transfer, Inc.

           *10.2 Lease Agreement dated June 14, 1991 between the Company and Mack Woodbridge Industrial.

            10.3      (a) Employment Agreement dated as of May 1, 1995 between
                          the Company and Alan Rosenberg.

                      (b) Employment Agreement dated as of May 1, 1995 between
                          the Company and Steven H. Halper.

                      (c) Employment Agreement dated as of May 1, 1995 between
                          the Company and Peter McGeough.

           *10.4      1992 Stock Option Plan.

            10.5    * (a)   Nonqualified Stock Option Agreement dated as of
                            October 14, 1992 between the Company and Alan
                            Rosenberg.

                    **(b) Nonqualified Stock Option Agreement dated as of June 30, 1994 between the Company and Alan Rosenberg.

                    **(c) Nonqualified Stock Option Agreement dated as of June 30, 1994 between the Company and Alan Rosenberg.

                     *(d) Nonqualified Stock Option Agreement dated as of October 14, 1992 between the Company and Steven H. Halper.

                    **(e) Nonqualified Stock Option Agreement dated as of June 30, 1994 between the Company and Steven H. Halper.

                    **(f) Nonqualified Stock Option Agreement dated as of June 30, 1994 between the Company and Steven H. Halper.

                     *(g) Nonqualified Stock Option Agreement dated as of October 14, 1992 between the Company and Peter McGeough.

                    **(h) Nonqualified Stock Option Agreement dated as of June 30, 1994 between the Company and Peter McGeough.

                    **(i) Nonqualified Stock Option Agreement dated as of June 30, 1994 between the Company and Peter McGeough.

                    **(j) Nonqualified Stock Option Agreement dated as of June 30, 1994 between the Company and Thomas Martinez.

                    **(k) Nonqualified Stock Option Agreement dated as of April 2, 1993 between the Company and Thomas Martinez.

                    **(l) Nonqualified Stock Option Agreement dated as of April 2, 1993 between the Company and Donald S. Leibowitz.

                    **(m) Nonqualified Stock Option Agreement dated as of June 30, 1994 between the Company and Donald S. Leibowitz.

                    **(n) Nonqualified Stock Option Agreement dated as of November 11, 1994 between the Company and Barry J. Alperin.

                    **(o) Nonqualified Stock Option Agreement dated as of November 11, 1994 between the Company and Leo Peraldo.

                      (p) Form of Nonqualified Stock Option Agreement dated as of May 1, 1995 between the Company and Alan Rosenberg.

                      (q) Form of Nonqualified Stock Option Agreement dated as of May 1, 1995 between the Company and Alan Rosenberg.

                      (r) Form of Nonqualified Stock Option Agreement dated as of May 1, 1995 between the Company and Steven H. Halper.

                      (s) Form of Nonqualified Stock Option Agreement dated as of May 1, 1995 between the Company and Steven H. Halper.

                      (t) Form of Nonqualified Stock Option Agreement dated as of May 1, 1995 between the Company and Peter McGeough.

                      (u) Form of Nonqualified Stock Option Agreement dated as of May 1, 1995 between the Company and Peter McGeough.

                      (v) Form of Nonqualified Stock Option Agreement dated as of May 1, 1995 between the Company and Thomas Martinez.

                      (w) Form of Nonqualified Stock Option Agreement dated as of May 1, 1995 between the Company and Donald S. Leibwitz

        10.6   **(a)        Agreement dated as of February 14, 1994 between the
                            Company and Local 875 affiliated with the International Brotherhood of Teamsters, Chauffeurs,
                            Warehousemen and Helpers of America.

               **(b) Agreement dated as of December 23, 1993 between the Company a and Local 876 affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America.

               **(c) Agreement dated as of August 16, 1994 between the Company and Local 875 affiliated with the International Brotherhood of Teamsters, Warehousement and Helpers of America.

                 (d) Form of Agreement dated as of January 1995 between the Company and Local 875 affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America. (unsigned)

       *10.7                Form of Indemnification Agreement

        10.8 Pooling and Servicing Agreement dated as of March 15, 1995, among Seaman Receivables Corporation, as transferor, Seaman Furniture Company, Inc. as servicer, and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on April 22, 1995.)

            10.9 Revolving credit and Security Agreement dated as of April 29, 1996 with the Bank of New York Credit Corp. and NatWest Bank N.A. as Co-Lenders. (Incorporated by reference to Exhibit 7 filed as part of the current report on Form 8-K filed by the Company on May 14, 1996.)

            21        Subsidiaries.


  * Incorporated by reference to the exhibit with the corresponding exhibit number filed as part of the Registration Statement on Form 10 filed by the Company on February 13, 1993.

 ** Incorporated by reference to the exhibit with the corresponding exhibit number filed as part of the 10-K filed by The Company on July 25, 1995.