Form 10-Q
period 1996-07-31
SEAMAN FURNITURE CO INC
filed 1996-09-12
CIK 770504

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 0-21226
                         ------------------------------

                         SEAMAN FURNITURE COMPANY, INC.
                         ------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                11-2751205
        -------------------------                 --------------------
        (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)            IDENTIFICATION NUMBER)

        300 CROSSWAYS PARK DRIVE
        WOODBURY, NEW YORK                                 11797
        --------------------------------------           ---------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE (516) 496-9560
                                                          --------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes X   No
              --     --

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

          Yes X   No
              --     --

                     APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                         Outstanding as of September 9, 1996
- --------------------------              -----------------------------------
Common Stock $.01 par value                       4,537,041

                SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES

                                 INDEX TO FORM 10-Q



                                                                Page

PART I
- ------

 Condensed Consolidated Balance Sheets -
 July 31, 1996 and April 30, 1996                                 3


 Condensed Statements of Consolidated Operations -
 Three months ended July 31, 1996 and 1995                        4


 Condensed Statements of Consolidated Cash Flows -
 Three months ended July 31, 1996 and 1995                        5


 Notes to Condensed Consolidated Financial Statements             6


 Management's Discussion and Analysis of Financial
 Condition and Results of Operations                              7 - 8



PART II
- -------


 Other Information                                                9

 Signatures                                                       10

 Exhibits                                                         11

                                    PART 1
                             FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                           JULY 31,             APRIL 30,
                                             1996                 1996
                                          (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash & cash equivalents                  $1,398               $3,436
  Accounts receivable, net                 64,866               65,716
  Merchandise inventories                  29,619               27,796
  Prepaid expenses and other                  641                1,921
  Deferred tax asset                        5,709                5,709
                                        ----------           ----------
         Total current assets             102,233              104,578

PROPERTY AND EQUIPMENT-net                 32,811               33,151
PROPERTY FINANCED BY CAPITAL
 LEASES-net                                 5,035                5,138
OTHER ASSETS                                3,195                4,449
DEFERRED TAX ASSET                         11,875               11,935
                                        ----------           ----------
TOTAL                                    $155,149             $159,251
                                        ==========           ==========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - trade                $13,386              $11,022
  Accrued expenses                         18,508               16,670
  Customer deposits                         8,430                9,266
  Current portion of long-term debt           696                  673

                                        ----------           ----------
         Total current liabilities         41,020               37,631

LONG-TERM DEBT                             12,149               20,085

STOCKHOLDERS' EQUITY
  Common stock                                 50                   50
  Additional paid-in capital               86,817               86,817
  Retained earnings                        20,670               20,225
  Treasury stock                           (5,557)              (5,557)
                                        ----------           ----------
Stockholders' equity                      101,980              101,535

                                        ----------           ----------
TOTAL                                    $155,149             $159,251
                                        ==========           ==========

See notes to condensed consolidated financial statements.

                SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                              THREE MONTHS ENDED
                                                    JULY 31,
                                          1996                    1995
                                          ----                    ----
                                       (UNAUDITED)             (UNAUDITED)
REVENUES:
Net sales                              $62,659                 $57,468

Net finance charge income                3,614                   3,787
                                       --------                --------

  Total                                 66,273                  61,255
                                       --------                --------

OPERATING COST & EXPENSES:
  Cost of sales, including
    buying and occupancy costs          42,298                  37,541

  Selling, general and administrative   22,682                  20,911
                                       --------                --------

  Total                                 64,980                  58,452

  INCOME FROM OPERATIONS                 1,293                   2,803

  INTEREST EXPENSE                         538                     399
  INTEREST INCOME                          (25)                   (288)
                                       --------                --------

  INCOME BEFORE PROVISION
   FOR INCOME TAXES                        780                   2,692

  PROVISION FOR INCOME TAXES               335                   1,158
                                       --------                --------

  NET INCOME                              $445                  $1,534
                                       ========                ========

NET INCOME PER SHARE                     $0.09                   $0.31
                                       ========                ========




See notes to condensed consolidated financial statements.

                SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                (IN THOUSANDS OF DOLLARS)

                                                           THREE MONTHS ENDED
                                                                JULY 31,
                                                                --------
                                                      1996                    1995
                                                      ----                    ----
                                                   (UNAUDITED)             (UNAUDITED)

OPERATING ACTIVITIES:
Net Income                                            $445                  $1,534
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization                        1,193                   1,030
Deferred tax asset                                      60                     145

Asset and liability management:
Accounts receivable                                    850                     513
Merchandise inventories                             (1,823)                 (1,391)
Prepaid expenses and other assets                    2,534                    (495)
Accounts payable                                     2,364                   2,241
Accrued expenses and other                           1,838                  (2,839)
Customer deposits                                     (836)                  1,505
                                                   --------               ---------

Net cash  provided by operating activities           6,625                   2,243
                                                   --------               ---------

INVESTING ACTIVITIES:
Purchase of equipment                                 (750)                   (656)
                                                   --------               ---------

Net cash used in investing activities                 (750)                   (656)
                                                   --------               ---------

FINANCING ACTIVITIES:
Repayment of loans                                  (7,913)                   (140)
Purchase of treasury stock                               -                     (16)
                                                   --------               ---------

Net cash used in financing activities               (7,913)                   (156)
                                                   --------               ---------

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                               (2,038)                  1,431

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                 3,436                  20,431
                                                   --------               ---------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                      $1,398                 $21,862
                                                   ========               =========

See notes to condensed consolidated financial statements.

                SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

          The accompanying unaudited condensed consolidated financial statements include the accounts of Seaman Furniture Company, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly the results of consolidated operations for each of the three month periods ended July 31, 1996 and July 31, 1995; the financial position at July 31, 1996 and the cash flows for the three month periods ended July 31, 1996 and July 31, 1995. Such adjustments consisted only of normal recurring items. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended April 30, 1996 and 1995 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

          The interim financial results are not necessarily indicative of the results to be expected for the full year.


2.   NET INCOME PER SHARE
     --------------------

          Net income per share is based on the weighted average number of common and common equivalent shares outstanding. Employee and director stock options are considered to be Common Stock equivalents and, accordingly 436,512 Common Stock equivalent shares have been included in the computation for the three month period ended July 31, 1996 using the treasury stock method.

Item 2         MANAGEMENT DISCUSSION AND ANALYSIS
- ------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Three Months Ended July 31, 1996 compared to Three Months Ended July 31, 1995
- -----------------------------------------------------------------------------

     Net sales for the three months ended July 31, 1996 of $62.5 million increased by $5.2 million (or 9.0%) compared to net sales for the three months ended July 31, 1995. Comparable store sales for the three months ended July 31, 1996 were $54.2 million, a decrease of $3.3 million (or 5.7%) compared to comparable store sales of $57.5 million for the same period last year.

     Net finance charge income of $3.6 million for the three months ended July 31, 1996 decreased by approximately $173,000 (or 4.6%) from the three months ended July 31, 1995, primarily due to a decrease in the customer accounts
receivable.   Net finance charge income for the three months ended  July 31,
1995 includes an expense of $450,000 related to the costs of the Company's securitized facility. The related expense for the three months ended July 31,1996 was $30,000 due to the Company redeeming in April 1996 certain receivables-backed securities issued in April 1995 by a trust established by Seamans Receivables Corporation, a wholly-owned subsidiary of the Company.

     As a result of the foregoing, total revenues for the three months ended July 31, 1996 were $66.3 million, an increase of $5.0 million (or 8.2%) over the comparable prior year period.

     Cost of sales increased by $4.8 million (or 12.8%) for the three months ended July 31, 1996 primarily due to the additional sales, as well as the costs associated with opening nine new stores subsequent to July 31, 1995.

     Selling, general and administrative expenses increased by $1.8 million (or 8.5%) for the three months ended July 31, 1996, principally due to the advertising and payroll costs of the nine additional stores.

     As a result of the foregoing, income from operations was $1.3 million for the three months ended July 31, 1996, a decrease of $1.5 million (or 53.9%) compared to $2.8 million for the three months ended July 31, 1995.

     Net interest expense of $513,000 for the three months ended July 31, 1996 increased by $402,000 (or 362.2%) compared to the three months ended July 31, 1995 primarily due to decreased interest income due to the Company's lower cash balance and to a lesser degree, due to increased interest expense associated with the revolving credit line entered into in April 1996 and increased capital lease interest.

     The provision for income taxes for the three months ended July 31, 1996 is based upon an effective income tax rate of 43.0%.

     As a result of the foregoing, the Company's net income for the three months ended July 31, 1996 was $445,000, a decrease of $1.1 million (or 71%) compared to $1.5 million for the three months ended July 31, 1995.

  LIQUIDITY AND CAPITAL RESOURCES
  -------------------------------

     At July 31, 1996 the Company had working capital of $61.2 million, including cash and cash equivalents of $1.4 million. The Company's principal sources of liquidity are earnings before income taxes, depreciation and amortization and borrowings under the $40 million Revolving Credit and Security Agreement (the "Loan Agreement" ) with The Bank of New York Commercial Corporation and NatWest Bank N.A. as co-lenders . The Company's principal uses of cash are working capital needs, capital expenditures and debt service obligations, including capitalized lease costs.

     The Company's working capital decreased from $66.9 million at April 30, 1996 to $61.2 million at July 31, 1996. Cash and cash equivalents declined from $3.4 million at April 30, 1996 to $1.4 million at July 31, 1996. As of July 31, 1996 the Company had stockholder's equity of $102 million. The Company's largest asset at such date was accounts receivable of $64.9 million (net of bad debt reserves) . At July 31, 1996, $2.5 million was outstanding under the Loan Agreement including letters of credit of
  approximately $1.9 million.   In addition at July 31, 1996 the Company had
  $11.5 million in other long term debt, consisting of capitalized lease obligations and an industrial revenue bond in connection with its Central Islip, New York warehouse facility.

     Capital expenditures were approximately $750,000 for the three months ended July 31, 1996. These expenditures were primarily for the radio-frequency bar code system which became functional in the Company's Woodbridge, New Jersey warehouse in August 1996 and the renovation of existing stores. The Company expects to spend approximately $4 million in capital expenditures during the current fiscal year ending April 30, 1997. The capital expenditures planned for fiscal 1997 are primarily for the opening of new stores and the renovation of certain existing stores. The Company expects that the borrowings under the Loan Agreement together with cash from operations will be sufficient to meet the Company's planned capital expenditures.

                                    PART II
                                    -------

                                 OTHER INFORMATION


     ITEM 1    Legal Proceedings

               None


     ITEM 2    Change in Securities

               None


     ITEM 3    Defaults Upon Senior Securities

               None


     ITEM 4    Submission of Matters to a Vote of Security Holders

               None


     ITEM 5    Other Information

               None


     ITEM 6    Exhibits and Reports on Form 8-K

               (a) The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this item.

               (b) The Company filed a report on Form 8-K regarding the Revolving Loan and Security Agreement on May 14, 1996 pursuant to Item 2.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SEAMAN FURNITURE COMPANY, INC.



     Date September 12, 1996        /s/ Alan Rosenberg
          ------------------        ------------------
                                    Alan Rosenberg, President &
                                     Chief Executive Officer



                                    /s/ Peter McGeough
                                    ------------------
                                    Peter McGeough, Executive Vice
                                     President / Chief Administrative
                                     & Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION
- -----------    -----------

   11          Statement regarding computation of per share earnings.

               See Note 2 to Consolidated Financial Statements.

   27          Financial Data Schedule