Form 10-Q
period 1996-10-31
SEAMAN FURNITURE CO INC
filed 1996-12-13
CIK 770504

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 0-21226
                         ------------------------------

                         SEAMAN FURNITURE COMPANY, INC.
                         ------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                              11-2751205
  -----------------------------------          ----------------------------
  (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)

  300 CROSSWAYS PARK DRIVE
  WOODBURY, NEW YORK                              11797
  -------------------------------------------  -------------
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

  Yes X    No
      ----   ----

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Yes X    No
      ----   ----


                     APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                          Outstanding as of December  12, 1996
---------------------------              ------------------------------------
Common Stock $.01 par value                            4,537,041

                SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES

                                 INDEX TO FORM 10-Q



                                                                    Page

PART I
------

 Condensed Consolidated Balance Sheets -
 October 31, 1996 and April 30, 1996                                  3


 Condensed Statements of Consolidated Operations -
 Three and six months ended October 31, 1996 and 1995                 4


 Condensed Statements of Consolidated Cash Flows -
 Three and six months ended October 31, 1996 and 1995                 5


 Notes to Condensed Consolidated Financial Statements                 6


 Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                  7 - 9



PART II
-------

   Other Information                                                  10

   Signatures                                                         11

   Exhibits                                                           12

                                    PART I
                                    ------
                             FINANCIAL INFORMATION
  ITEM I. FINANCIAL STATEMENTS


                SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                 OCTOBER 31,       APRIL 30,
                                                    1996             1996
                                                    -----            -----
                                                 (UNAUDITED)       (AUDITED)
  ASSETS
  ------
  CURRENT ASSETS:
    Cash & cash equivalents                         $1,613           $3,436
    Accounts receivable, net                        67,857           65,716
    Merchandise inventories                         31,434           27,796
    Prepaid expenses and other                         884            1,921
    Deferred tax asset                               5,709            5,709
                                                  --------         --------
   Total current assets                            107,497          104,578

  PROPERTY AND EQUIPMENT-net                        32,800           33,151
  PROPERTY FINANCED BY CAPITAL LEASES-net            4,932            5,138
  OTHER ASSETS                                       3,312            4,449
  DEFERRED TAX ASSET                                11,437           11,935
                                                  --------         --------
  TOTAL                                           $159,978         $159,251
                                                  ========         ========
  LIABILITIES & STOCKHOLDERS' EQUITY
  ----------------------------------
  CURRENT LIABILITIES:
    Accounts payable - trade                       $14,552          $11,022
    Accrued expenses                                18,357           16,670
    Customer deposits                                8,104            9,266
    Current portion of long-term debt                1,103              673
                                                  --------         --------
   Total current liabilities                        42,116           37,631

  LONG-TERM DEBT                                    14,822           20,085
                                                  --------         --------
  STOCKHOLDERS' EQUITY
    Common stock                                        50               50
    Additional paid-in capital                      86,817           86,817
    Retained earnings                               21,730           20,225
    Treasury stock                                  (5,557)          (5,557)
                                                  --------         --------
  Stockholders' equity                             103,040          101,535
                                                  --------         --------
  TOTAL                                           $159,978         $159,251
                                                  ========         ========

  See notes to condensed consolidated financial statements.

                SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
              (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                            OCTOBER 31,                                 OCTOBER 31,
                                                            -----------                                 -----------
                                                   1996                  1995                   1996                  1995
                                                   -----                 -----                  -----                 -----
                                                (UNAUDITED)           (UNAUDITED)            (UNAUDITED)           (UNAUDITED)
 REVENUES:
 Net sales                                         $63,722               $57,966               $126,381              $115,434

 Net finance charge income                           2,893                 3,623                  6,507                 7,410
                                                   -------               -------               --------              --------
   Total                                            66,615                61,589                132,888               122,844
                                                   -------               -------               --------              --------
 OPERATING COST & EXPENSES:
   Cost of sales, including
 buying and occupancy costs                         42,584                38,081                 84,882                75,622

   Selling, general and administrative              21,629                20,735                 44,311                41,646
                                                   -------               -------               --------              --------
   Total                                            64,213                58,816                129,193               117,268
                                                   -------               -------               --------              --------
   INCOME FROM OPERATIONS                            2,402                 2,773                  3,695                 5,576

   INTEREST EXPENSE                                    555                   404                  1,093                   803
   INTEREST INCOME                                     (12)                 (280)                   (37)                 (568)
                                                   -------               -------               --------              --------
   INCOME BEFORE PROVISION FOR INCOME TAXES          1,859                 2,649                  2,639                 5,341

   PROVISION FOR INCOME TAXES                          800                 1,145                  1,135                 2,303
                                                   -------               -------               --------              --------
   NET INCOME                                       $1,059                $1,504                 $1,504                $3,038
                                                   =======               =======               ========              ========
 NET INCOME PER SHARE                                $0.21                 $0.30                  $0.30                 $0.61
                                                   =======               =======               ========              ========

 See notes to condensed consolidated financial statements.

                SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                         SIX MONTHS ENDED
                                                                            OCTOBER 31,
                                                                            -----------
                                                                  1996                      1995
                                                                  ----                      ----
                                                               (UNAUDITED)               (UNAUDITED)

OPERATING ACTIVITIES:
Net Income                                                        $1,504                    $3,038
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization                                      2,386                     2,059
Deferred tax asset                                                   498                       303

Asset and liability management:
Accounts receivable                                               (2,141)                     (848)
Merchandise inventories                                           (3,638)                   (2,602)
Prepaid expenses and other assets                                  2,174                      (113)
Accounts payable                                                   3,530                       757
Accrued expenses and other                                         1,688                    (4,248)
Customer deposits                                                 (1,162)                    1,734
                                                                  ------                   -------
Net cash (used in) provided by operating activities                4,839                        80
                                                                  ------                   -------
INVESTING ACTIVITIES:
Purchase of equipment                                             (1,829)                   (3,633)
                                                                  ------                   -------
Net cash (used in) provided by investing activities               (1,829)                   (3,633)

FINANCING ACTIVITIES:
Repayment of Loans                                                (4,833)                     (281)
Purchase of treasury stock                                             0                       (16)
                                                                  ------                   -------
Net cash (used in) provided by financing activities               (4,833)                     (297)
                                                                  ------                   -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (1,823)                   (3,850)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     3,436                    20,431
                                                                  ------                   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $1,613                   $16,581
                                                                  ======                   =======

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly the financial position at October 31, 1996 and the results of consolidated operations for each of the three and six month periods ended October 31, 1996 and October 31, 1995; and the cash flows for the six month periods ended October 31, 1996 and October 31, 1995. Such adjustments consisted only of normal recurring items. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended April 30, 1996 and 1995 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        The interim financial results are not necessarily indicative of the results to be expected for the full year.


2.      NET INCOME PER SHARE
        --------------------

        Net income per share is based on the weighted average number of common and common equivalent shares outstanding. Employee and director stock options are considered to be Common Stock equivalents and accordingly 442,274 Common Stock equivalent shares have been included in the computation for the three and six month periods ended October 31, 1996 using the treasury stock method.

Item 2                MANAGEMENT DISCUSSION AND ANALYSIS
------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

Three Months Ended October 31, 1996 compared to Three Months Ended October 31,
------------------------------------------------------------------------------
1995
----

        Net sales for the three months ended October 31, 1996 of $63.7 million increased by $5.8 million (or 9.9%) compared to net sales for the three months ended October 31, 1995. Comparable store sales for the three months ended October 31, 1996 were $57 million, a decrease of approximately $1 million (or 1.7%) compared to comparable store sales of $58 million for the same period last year.

        Net finance charge income of $2.9 million for the three months ended October 31, 1996 decreased by $730,000 (or 20.1%) from the three months ended October 31, 1995, primarily due to an increased amount of deferred interest credit promotions and a decrease in the customer accounts receivable.

        As a result of the foregoing, total revenues for the three months ended October 31, 1996 were $66.6 million, an increase of $5.0 million (or 8.2%) over the comparable prior year period.

        Cost of sales, including buying and occupancy costs, increased by $4.5 million (or 11.8%) for the three months ended October 31, 1996 primarily due to the additional sales, as well as the costs associated with opening six new stores subsequent to October 31, 1995.

        Selling, general and administrative expenses increased by $894,000 (or 4.3%) for the three months ended October 31, 1996, principally due to the incremental advertising and payroll costs of the six additional stores.

        As a result of the foregoing, income from operations was $2.4 million for the three months ended October 31, 1996, a decrease of $371,000 (or 13.4%) compared to $2.8 million for the three months ended October 31, 1995.

        Net interest expense of $543,000 for the three months ended October 31, 1996 increased by $419,000 (or 337.9%) compared to the three months ended October 31, 1995 primarily due to decreased interest income due to the Company's lower cash balance and to a lesser degree, increased interest expense associated with the revolving credit line entered into in April 1996 and increased capital lease interest expense.

        The provision for income taxes for the three months ended October 31, 1996 is based upon an effective income tax rate of 43.0%, as compared to 43.2% for the three months ended October 31, 1995.

        As a result of the foregoing, the Company's net income for the three months ended October 31, 1996 was $1.1 million, a decrease of $445,000 (or 29.6%) compared to $1.5 million for the three months ended October 31, 1995.

SIX MONTHS ENDED OCTOBER 31, 1996 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1995
-------------------------------------------------------------------------------

        Net sales for the six months ended October 31, 1996 of $126.4 million increased by $10.9 million (or 9.5%) compared to net sales for the six months ended October 31, 1995. The increase in net sales is attributed to the Company opening new stores. Comparable store sales were $111.1 million and $115.4 million for the six months ended October 31, 1996 and 1995 respectively, a decrease of $4.3 million (or 3.7%).

        Net finance charge income decreased from $7.4 million for the six months ended October 31, 1995 to $6.5 million (or 12.2%) for the six months ended October 31, 1996. This decrease is attributed primarily to an increased amount of deferred interest credit promotions and the decrease in the customer accounts receivables.

        As a result of the foregoing, total revenues for the six months ended October 31, 1996 were $132.9 million, an increase of approximately $10.0 million (or 8.2%) over the comparable prior year period.

        Cost of sales, including buying and occupancy costs, increased by $9.3 million (or 12.2%) principally due to the costs associated with the increased sales volume, and the warehousing and occupancy costs associated with opening six new stores since the October 1995 quarter.

        Selling, general and administrative expenses increased $2.7 million (or 6.4%) for the six months ended October 31, 1996 principally due to the costs, including advertising and payroll, of opening and operating the six additional stores.

        As a result of the foregoing, income from operations was $3.7 million for the six months ended October 31, 1996 compared to $5.6 million for the six months ended October 31, 1995, a decrease of $1.9 million (or 33.7%).

        Net interest expense of $1.1 million for the six months ended October 31, 1996 increased as compared to $235,000 for the six months ended October 31, 1995, primarily due to decreased interest income due to the Company's lower cash balance and to a lesser degree, due to increased interest expense associated with the revolving credit line entered into in April 1996 and increased capital lease interest expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        At October 31, 1996 the Company had working capital of $65.4 million, including cash and cash equivalents of $1.6 million. The Company's principal sources of liquidity are earnings before income taxes, depreciation and amortization and borrowings under the $40 million Revolving Credit and Security Agreement (the "Loan Agreement") with The Bank of New York Commercial Corporation and Fleet Bank N.A. (as successor by merger to Nat West Bank N.A.), as co-lenders. The Company's principal uses of cash are working capital needs, capital expenditures and debt service obligations, including capitalized lease costs.

        The Company's working capital decreased from $66.9 million at April 30, 1996 to $65.4 million at October 31, 1996. Cash and cash equivalents declined from $3.4 million at April 30, 1996 to $1.6 million at October 31, 1996. As of October 31, 1996 the Company had stockholder's equity of $103 million. The Company's largest asset at such date was accounts receivable of $67.9 million (net of bad debt reserves). At October 31, 1996, $5.2 million was outstanding under the Loan Agreement, including letters of credit of approximately $1.3 million. In addition at October 31, 1996 the Company had $10.9 million in other long term debt, consisting of an industrial revenue bond (the "Bond") in connection with its Central Islip, New York warehouse facility (the "Central Islip Warehouse") and capitalized lease obligations.

        On November 8, 1996, the Company prepaid the Bond, which had an outstanding principal balance of approximately $3.7 million, with proceeds received from Fleet Bank N.A. in the amount of approximately $6.2 million pursuant to a Mortgage Note ("Note") issued by the Company to Fleet. The Note, payable monthly and maturing on November 8, 2003, is secured by a Mortgage, Security Agreement and Assignment of Lease Rights covering the Company's Central Islip Warehouse. The balance of the proceeds was used to reduce the outstanding borrowing under the Loan Agreement.

        Capital expenditures were approximately $1.8 million for the six months ended October 31, 1996. These expenditures were primarily for the radio-frequency bar code system which became functional in the Company's Woodbridge, New Jersey warehouse in August 1996 and the renovation of existing stores. The Company expects to spend approximately $4 million in capital expenditures during the current fiscal year ending April 30, 1997. The capital expenditures planned for fiscal 1997 are primarily for the opening of new stores and the renovation of certain existing stores. The Company expects that the borrowings under the Loan Agreement together with cash from operations will be sufficient to meet the Company's planned capital expenditures.

CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE
--------------------------------------------

        From time to time information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management Discussion and Analysis that refer to the future) may contain forward looking statements that are not historical facts. These statements are "forward looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements and the Company's future performance, operating results, financial position and liquidity are subject to a variety of factors that could materially affect results including the Company's ability to select and stock merchandise attractive to customers, general economic cycles affecting consumer spending, weather factors affecting retail operations, the Company's inventory controls, operating factors affecting customers satisfaction, the Company's relationship with its employees, the mix of goods sold, pricing and other competitive factors.

                                    PART II
                                    -------

                               OTHER INFORMATION


  ITEM 1        LEGAL PROCEEDINGS

                As of December 5, 1996, the complaint filed in Supreme Court of the State of New York, Nassau County, on November 15,
                1995, by Anthony Catanese, a former Vice President of the Company and Christopher Moore, the former Telecommunications Manager of the Company, which named the Company, several of its officers and each member of the Board of Directors has been dismissed with prejudice. The complaint had alleged three causes of action. In the first, the plaintiffs claimed to have been "tenured" employees and that their employment with the Company was wrongfully terminated. In the second cause of action, they alleged that they had been defamed, and in the third, one of the male plaintiff's claimed he was discriminated against on the basis of gender. Although the amount of damages the plaintiffs sought had not been specified, in each cause of action they alleged damages to be "in excess of" $10 million. The Company has exchanged releases with each of Mr. Catanese and Mr. Moore.


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


                                             SEAMAN FURNITURE COMPANY, INC.



  Date:  December 12, 1996                     /S/  Alan Rosenberg
         -----------------                   ---------------------------
                                             Alan Rosenberg, President &
                                              Chief Executive Officer



                                               /S/  Peter McGeough
                                             ------------------------------
                                             Peter McGeough, Executive Vice
                                              President / Chief Administrative
                                              & Financial Officer

                                 EXHIBIT INDEX



  EXHIBIT NO.                  DESCRIPTION
  -----------                  -----------


      11 Statement regarding computation of per share earnings.

                               See Note 2 to Consolidated Financial Statements.

      27                       Financial Data Schedule