Form 10-Q
period 1997-01-31
SEAMAN FURNITURE CO INC
filed 1997-03-17
CIK 770504

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-21226
                         ------------------------------

                         SEAMAN FURNITURE COMPANY, INC.
                         ------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                                 11-2751205
-------------------------------                           ----------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)

300 CROSSWAYS PARK DRIVE
WOODBURY, NEW YORK                                          11797
---------------------------------------                  ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE (516) 496-9560
                                                  ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X  No __

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Yes X   No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                              Outstanding as of March 11, 1997
---------------------------                    --------------------------------
Common Stock $.01 par value                                4,537,041

                 SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                           Page
PART I
------
   Condensed Consolidated Balance Sheets --
   January 31, 1997 and April 30, 1996                                        3

   Condensed Statements of Consolidated Operations --
   Three and Nine months ended January 31, 1997 and 1996                      4

   Condensed Statements of Consolidated Cash Flows --
   Nine months ended January 31, 1997 and 1996                                5

   Notes to Condensed Consolidated Financial Statements                       6

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                      7-10


PART II

   Other Information                                                         11

   Signatures                                                                12

   Exhibits                                                                  13

                                    PART I

                              FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                 SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)

                                           JANUARY 31,        APRIL 30,
                                              1997              1996
                                              ----              ----
                                          (UNAUDITED)         (AUDITED)
 ASSETS
 CURRENT ASSETS:
   Cash & cash equivalents                     $1,300           $3,436
   Accounts receivable, net                    68,417           65,716
   Merchandise inventories                     27,443           27,796
   Prepaid expenses and other                     921            1,921
   Deferred tax asset                           5,709            5,709
                                            ----------       ----------
          Total current assets                103,790          104,578

 PROPERTY AND EQUIPMENT-net                    32,106           33,151
 PROPERTY FINANCED BY CAPITAL LEASES-net        4,829            5,138
 OTHER ASSETS                                   3,388            4,449
 DEFERRED TAX ASSET                            11,185           11,935
                                            ----------       ----------
 TOTAL                                       $155,298         $159,251
                                            ==========       ==========

 LIABILITIES & STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable - trade                   $10,468          $11,022
   Accrued expenses                            19,106           16,670
   Customer deposits                            7,439            9,266
   Current portion of long-term debt            1,112              673
                                            ----------       ----------

          Total current liabilities            38,125           37,631

 LONG-TERM DEBT                                13,166           20,085
                                            ----------       ----------

 STOCKHOLDERS' EQUITY
   Common stock                                    50               50
   Additional paid-in capital                  86,817           86,817
   Retained earnings                           22,697           20,225
   Treasury stock                              (5,557)          (5,557)
                                            ----------       ----------
 Stockholders' equity                         104,007          101,535
                                            ----------       ----------

 TOTAL                                       $155,298         $159,251
                                            ==========       ==========

See notes to condensed consolidated financial statements.

                 SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)


                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        JANUARY 31,                       JANUARY 31,
                                                        -----------                       ----------
                                                     1997            1996             1997             1996
                                                     ----            ----             ----             ----
                                                  (UNAUDITED)     (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
REVENUES:
Net sales                                           $63,294         $56,292         $189,675         $171,726

Net finance charge income                             3,019           3,506            9,526           10,916
                                              --------------  --------------   --------------  ---------------
  Total                                              66,313          59,798          199,201          182,642
                                              --------------  --------------   --------------  ---------------

OPERATING COST & EXPENSES:
  Cost of sales, including
    buying and occupancy costs                       42,045          38,244          126,927          113,866

  Selling, general and administrative                22,027          20,805           66,338           62,451
                                              --------------  --------------   --------------  ---------------
  Total                                              64,072          59,049          193,265          176,317
                                              --------------  --------------   --------------   ---------------

  INCOME FROM OPERATIONS                              2,241             749            5,936            6,325

  INTEREST EXPENSE                                      549             405            1,642            1,208
  INTEREST INCOME                                        (6)           (178)             (43)            (746)
                                              --------------  --------------   --------------  ---------------
  INCOME BEFORE PROVISION FOR INCOME TAXES            1,698             522            4,337            5,863

  PROVISION FOR INCOME TAXES                            730             187            1,865            2,490
                                              --------------  --------------   --------------  ---------------
  NET INCOME                                           $968            $335           $2,472           $3,373
                                              ==============  ===============  ==============  ===============
NET INCOME PER SHARE                                  $0.19           $0.07            $0.49            $0.68
                                              ==============  ===============  ==============  ===============

See notes to condensed consolidated financial statements.

                 SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                                NINE MONTHS ENDED
                                                                                   JANUARY 31,
                                                                                   -----------
                                                                             1997                 1996
                                                                             ----                 ----
                                                                          (UNAUDITED)          (UNAUDITED)
OPERATING ACTIVITIES:
Net Income                                                                  $2,472                $3,373
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
Depreciation and amortization                                                3,579                 3,104
Deferred tax asset                                                             750                   496

Asset and liability management:
Accounts receivable                                                         (2,701)                 (718)
Merchandise inventories                                                        353                (4,203)
Prepaid expenses and other assets                                            2,061                (1,039)
Accounts payable                                                              (554)                  214
Accrued expenses and other                                                   2,436                (6,531)
Customer deposits                                                           (1,827)                  612
                                                                     --------------        --------------
Net cash provided by (used in) operating activities                          6,569                (4,692)
                                                                     --------------        --------------
INVESTING ACTIVITIES:
Purchase of equipment                                                       (2,225)               (6,825)

FINANCING ACTIVITIES:
Repayment of loans                                                          (6,480)                 (434)
Purchase/Sale of treasury stock                                                  0                   (16)
                                                                     --------------        --------------
Net cash used in financing activities                                       (6,480)                 (450)
                                                                     --------------        --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (2,136)              (11,967)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               3,436                20,431
                                                                     --------------        --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $1,300                $8,464
                                                                     ==============        ==============

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

             In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly the results of consolidated operations for each of the three and nine month periods ended January 31, 1997 and January 31, 1996; the financial position at January 31, 1997 and the cash flows for the nine month periods ended January 31, 1997 and January 31, 1996. Such adjustments consisted only of normal recurring items. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended April 30, 1996 and 1995 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

             The interim financial results are not necessarily indicative of the results to be expected for the full year.

2.  NET INCOME PER SHARE

             Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Employee and director stock options are considered to be Common Stock equivalents; accordingly, 461,276 Common Stock equivalent shares have been included in the computation for the three and nine month periods ended January 31, 1997 using the treasury stock method.

Item 2
------
                       MANAGEMENT DISCUSSION AND ANALYSIS

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

Three Months Ended January 31, 1997 compared to Three Months Ended
------------------------------------------------------------------
January 31, 1996
----------------

             Net sales for the three months ended January 31, 1997 of $63.3 million increased by $7.0 million (12.4%) compared to net sales for the three months ended January 31, 1996. Comparable store sales were $61.0 million and $56.3 million for the three months ended January 31, 1997 and 1996 respectively, an increase of $4.8 million (8.5%). Management believes the increase in comparable store sales is primarily attributable to the prior year's severe winter weather conditions.

             Net finance charge income decreased from $3.5 million for the three months ended January 31, 1996 to $3.0 million for the three months ended January 31, 1997. This decrease is attributed to an increased amount of deferred interest credit promotions and a decrease in the customer accounts receivable balance.

             As a result of the foregoing, total revenues for the three months ended January 31, 1997 were $66.3 million, an increase of $6.5 million (10.9%) from the comparable prior year period.

             Cost of sales, including buying and occupancy costs, increased $3.8 million (9.9%) primarily due to the additional sales.

             Selling, general and administrative expenses increased $1.2 million (5.9%) principally due to the costs, including advertising and payroll, of operating six additional stores that opened in the January 1996 quarter.

             As a result of the foregoing, income from operations was $2.2 million for the three months ended January 31, 1997 compared to $749,000 for the three months ended January 31, 1996, an increase of approximately $1.5 million (199.2%).

             Net interest expense of $543,000 for the three months ended January 31, 1997 increased $316,000 (139.2%) from $227,000 for the three months ended January 31, 1996. This is primarily attributed to decreased interest income due to the Company's lower cash balance and to increased interest expense associated with the revolving credit line entered into in April 1996 and increased capital lease interest expense.

             The provision for income taxes for the three months ended January 31, 1997, is $730,000 compared to $187,000 for the three months ended January 31, 1996. The increase is primarily related to the increase in income before taxes.

             As a result of the foregoing, the Company's net income for the three months ended January 31, 1997 was $968,000 an increase of $633,000 (189%) compared to $335,000 for the three months ended January 31, 1996.

NINE MONTHS ENDED JANUARY 31, 1997 COMPARED TO NINE MONTHS ENDED
-----------------------------------------------------------------
JANUARY 31, 1996
----------------

             Net sales for the nine months ended January 31, 1997 of $189.7 million increased $17.9 million (10.5%) compared to net sales for the nine months ended January 31, 1996. The increase in net sales is attributed to the Company opening new stores. Comparable store sales were $172.2 million and $171.7 million for the nine months ended January 31, 1997 and 1996 respectively, an increase of $500,000 (.3%).

             Net finance charge income decreased from $10.9 million for the nine months ended January 31, 1996 to $9.5 million for the nine months ended January 31, 1997. This decrease is attributed to an increased amount of deferred interest credit promotions and a decrease in the customer accounts receivable balance.

             As a result of the foregoing, total revenues for the nine months ended January 31, 1997 were $199.2 million, an increase of $16.6 million (9.1%) over the comparable prior year period.

             Cost of sales, including buying and occupancy costs, increased $13.1 million (11.5%) principally due to the costs associated with the increased sales volume, and the warehousing and occupancy costs associated with opening six new stores during the January 1996 quarter.

             Selling, general and administrative expenses increased $3.9 million (6.2%) principally due to the costs, including advertising and payroll, of operating six additional stores.

             As a result of the foregoing, income from operations was $5.9 million for the nine months ended January 31, 1997 compared to $6.3 million for the nine months ended January 31, 1996, a decrease of 6.2%.

             Net interest expense of $1.6 million for the nine months ended January 31, 1997, increased $1.1 million from $462,000 for the nine months ended January 31, 1996. This increase is attributed to decreased interest income due to the Company's lower cash balance and to increased interest expense associated with the revolving credit line entered into in April 1996 and increased capital lease interest expense.

             As a result of the foregoing, the Company's net income for the nine months ended January 31, 1997 was approximately $2.5 million, a decrease of $901,000 (26.7%) compared to $3.4 million for the nine months ended January 31, 1996.

    LIQUIDITY AND CAPITAL RESOURCES
    -------------------------------

             At January 31, 1997 the Company had working capital of $65.7 million, including cash and cash equivalents of $1.3 million. The Company's principal sources of liquidity are earnings before income taxes, depreciation and amortization and borrowings under the $40 million Revolving Credit and Security Agreement (the "Loan Agreement") with The Bank of New York Commercial Corporation and Fleet Bank N.A. (as successor by merger to Nat West Bank N.A.), as co-lenders. The Company's principal uses of cash are working capital needs, capital expenditures and debt service obligations, including capitalized lease costs.

             The Company's working capital decreased from $66.9 million at April 30, 1996 to $65.7 million at January 31, 1997. Cash and cash equivalents declined from $3.4 million at April 30, 1996 to $1.3 million at January 31, 1997. As of January 31, 1997 the Company had stockholder's equity of $104 million. The Company's largest asset at such date was accounts receivable of $68.4 million (net of bad debt reserves). At January 31, 1997, $783,049 was outstanding under the Loan Agreement, including letters of credit of approximately $762,000. In addition at January 31, 1997 the Company had $13.2 million in other long term debt, consisting of a mortgage in connection with its Central Islip, New York warehouse facility (the "Central Islip Warehouse") and capitalized lease obligations.

             On November 8, 1996, the Company prepaid an industrial revenue Bond, which had an outstanding principal balance of approximately $3.7 million, with proceeds received from Fleet Bank N.A. in the amount of approximately $6.2 million pursuant to a Mortgage Note ("Note") issued by the Company to Fleet. The Note, payable monthly and maturing on November 8, 2003, is secured by a Mortgage, Security Agreement and Assignment of Lease Rights covering the Company's Central Islip Warehouse. The balance of the proceeds was used to reduce the outstanding borrowing under the Loan Agreement.

             Capital expenditures were $2.2 million for the nine months ended January 31, 1997. These expenditures were primarily related to relocating one store, renovation of existing stores and the development of a radio frequency warehouse inventory control system. The Company expects to spend approximately $4 million in capital expenditures during the current fiscal year ending April 30, 1997, the majority of which will be related to the renovation and opening of new stores. The Company expects that the borrowing under the Loan Agreement together with cash from operations will be sufficient to meet the Company's planned capital expenditures.

    CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

             From time to time information provided by the Company, statements by its employees or information included in its filing with the Securities and Exchange Commission (including those portions of this Management Discussion and Analysis that refer to the future) may contain forward looking statements that are not historical facts. These statements are "forwarding looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements and the Company's future performance operating results, financial position and liquidity are subject to a variety of factors that could materially affect results including the Company's ability to select and stock merchandise attractive to customers, general economic cycles affecting consumer spending, weather factors affecting retail operations, the Company's inventory controls, operating factors affecting customers satisfaction, the Company's relationship with its employees, the mix of goods sold, pricing and other competitive factors.

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

                    (b)      There were no reports filed in the current quarter.

                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SEAMAN FURNITURE COMPANY, INC.

  Date       3/14/97                   /s/ Alan Rosenberg
      -------------------------        ----------------------------------
                                           Alan Rosenberg, President &
                                            Chief Executive Officer
                                       /s/ Peter McGeough
                                       ----------------------------------
                                           Peter McGeough, Executive Vice
                                            President / Chief Administrative
                                            & Financial Officer

                                  EXHIBIT INDEX

  EXHIBIT NO.             DESCRIPTION
  -----------             ------------

        11                Statement regarding computation of per share earnings.

                          See Note 2 to Consolidated Financial Statements.


        27                Financial Data Schedule