Form 10-K
period 1997-04-30
SEAMAN FURNITURE CO INC
filed 1997-07-28
CIK 770504

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED APRIL 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 0-21226
                         ------------------------------

                         SEAMAN FURNITURE COMPANY, INC.
                         ------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               11-2751205
                --------                               ----------
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)

     300 CROSSWAYS PARK DRIVE
     WOODBURY, NEW YORK                                  11797
     -------------------------                           -----
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (516) 496-9560
                                                        --------------

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

  TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
  --------------------            -----------------------------------------
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

        YES X  NO
            -    ------

        INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.[_]

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

        YES X  NO
            -    ------

        AS OF JULY 15, 1997, THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $20,578,012 BASED ON THE LAST REPORTED SALE PRICE OF THE REGISTRANT'S COMMON STOCK ON THE NASDAQ NATIONAL MARKET SYSTEM.

4,536,839  SHARES OF COMMON STOCK WERE OUTSTANDING ON JULY 15, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     LOCATION IN FORM 10-K                   INCORPORATED DOCUMENT
     ---------------------                   ---------------------
     PART III                                PROXY STATEMENT FOR THE COMPANY'S
     CONSISTING OF ITEMS 10, 11, 12 AND 13   1997 STOCKHOLDERS MEETING

ITEM 1.                            BUSINESS
                                   --------

GENERAL

        Seaman Furniture Company, Inc. (the "Company" or "Seaman's") believes that it is the largest regional specialty furniture retailer in the northeastern United States in terms of sales and that it has the leading market position in the greater New York metropolitan area. The Company currently operates a chain of 41 stores. Of these, 27 are in the New York, New Jersey and Connecticut Tri-State Area, 8 are in the Philadelphia metropolitan area and 6 are in the Cleveland/Akron, Ohio metropolitan area. The move into the Cleveland/Akron area, was the Company's first expansion beyond the Northeast. Seaman's stores sell a variety of living room, bedroom, dining room and other home furniture and accessories in contemporary, traditional, country and casual styles. The Company was incorporated in Delaware in June 1985 as a successor to the business founded by Julius Seaman, who opened the first "Seaman's" store in Brooklyn, New York in 1933.

        Seaman's retailing philosophy targets the broad sector of middle-income, value-oriented consumers by providing value pricing, quality products, enhanced customer service, quick delivery and in-store credit. This philosophy is conveyed to consumers through Seaman's high-impact television, radio and newspaper advertising.

MARKETING AND MERCHANDISING

        Seaman's retailing philosophy is driven by its "narrow and deep" merchandising strategy. The basis of this strategy is to carry and display in each store a similar variety of furniture styles and models in a carefully limited selection of fabrics, colors and finishes pre-selected by Seaman's buyers. The "narrow and deep" merchandising strategy allows the Company to purchase merchandise in large quantities at substantial savings to the Company and, ultimately, the customer. The ability to purchase items in large quantities also enables the Company to work with its suppliers to customize merchandise so that the Company can offer items that are often exclusive to its trading area. Seaman's also is able to offer quick delivery of merchandise to its customers since less than 2% of Seaman's sales are special order items, with the balance being items that are usually stocked in Seaman's warehouses. Pricing decisions, including the timing and amount of promotions and markdowns, are made centrally by Seaman's management and its buyers.

        "The Package(R)" is an important element of Seaman's merchandising strategy. In the 1970s, Seaman's stores implemented "The Package(R)" concept, which encourages the purchase of a collection of complementary furniture items at a significant savings compared to the already competitive prices of the individual items in the collection. In the stores, furniture is displayed in model room settings that present the furniture as coordinated collections in a home environment, which enables customers to more easily envision the furniture in their own homes, in addition to encouraging the purchase of multiple pieces of furniture in one transaction. Seaman's mass media advertising campaigns emphasize the value in this merchandising concept. The majority of the dollar value of all merchandise sold over each of the last three fiscal years was sold as part of a package of merchandise.

        The Company carries contemporary, high-fashion, European-style furniture, traditional, country and casual styles of furniture in its stores in order to attract a base of customers with different style preferences. The Company's store design strategy emphasizes this product mix by tailoring the environment of each model room setting to the style of the furniture and by creating distinct sales areas for each style of furniture. The Company currently displays substantially the same merchandise mix in all of its stores. However, it makes changes in a particular region's stores' merchandise mix based on local nuances and preferences reported to the Company by regional and store management.

        The Company believes that it maintains relatively low inventories of merchandise in relation to its sales by use of its inventory control system in particular through use of the radio frequency, bar-code system in its 2 largest warehouses. Seaman's buyers monitor inventory regularly to maintain levels required by its most recent sales trends. Daily computer reports are available that show, among other things, sales by category and style of furniture, which help the Company understand local preferences and market conditions. The Company takes advantage of rapid merchandise turnover to continually update and refresh the styles, fabrics, colors and finishes available. Seaman's average inventory turnover, including store display samples, is approximately five times per year, which the Company believes is among the highest in its industry.

        All of Seaman's stores are generally open seven days a week. Each location is staffed with trained management and sales personnel who are familiar with the Company's merchandise, promotions and credit programs. Management personnel are compensated on a salary and potential bonus basis, and sales personnel are compensated on a salary and commission basis.

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

STORE REDESIGN AND RENOVATION

        The Company has been redesigning and renovating its existing stores and designing its new stores to provide a more attractive in-store atmosphere. This has been achieved by professionally redesigning and redecorating selling space in existing stores and designing new stores in order to improve the consumer's shopping experience and to enhance the appearance of displayed merchandise. Seaman's design strategy focuses on partitioning store selling space to create multiple room settings that include furniture, lamps and other accessories suggesting how merchandise might look in the customer's home. Since May 1993, the Company has invested approximately $4.9 million to renovate its existing stores, and expects to invest approximately $1 million on store renovations through fiscal 1998. Currently, 35 of Seaman's 41 stores have been renovated or were initially designed under these new guidelines, and the Company expects to complete the redesign and renovation of 3 more stores in fiscal 1998.

COMPETITION

        All aspects of the retail furniture business are highly competitive. Business practices such as credit availability, its terms and selection of merchandise vary widely among the Company's competitors. The Company believes that the principal areas of competition with respect to its business are price, delivery time and selection, and that it competes effectively in these areas. The Company's competitors include individual furniture stores, department and discount stores and chain stores, some of which have been established in the same geographic areas as the Company's stores for long periods of time. Some of the Company's competitors derive revenue from sales of products other than furniture.

SUPPLIERS

        The Company purchases all of its merchandise directly from approximately 170 domestic and foreign suppliers. The Company does not manufacture any of the furniture it sells. Over the last three fiscal years, no supplier has provided the Company with merchandise representing more than 6.5% of the Company's purchases, and the Company is not dependent upon any single supplier for merchandise. In fiscal 1997, the Company purchased approximately 80% of its merchandise from 40 of its suppliers. The Company is diversified in all of its product categories, with a minimum of at least three suppliers in all primary categories. Although the Company has no long-term contracts or commitments with any supplier, the Company has had long-term relationships with many of its suppliers and believes that it is viewed as a valued customer due to its prompt payment history, its low rate of merchandise returns because of its use of clearance centers to liquidate slow-selling merchandise and its practice of purchasing merchandise in large quantities. This ability to purchase items in large quantities also enables the Company to work with its suppliers to customize its merchandise in order to offer items that are often exclusive to its trading area. While management believes that alternative sources of supply are available for all merchandise purchased, purchases from these alternative sources may be more costly both with respect to price and payment terms.

        Foreign suppliers provide the Company with approximately 30% of its merchandise. The Company imports merchandise principally from suppliers in Canada, Italy and the Far East. All of the Company's purchases from foreign suppliers are based on U.S. dollar values and are paid in U.S. dollars without adjustments for currency rate fluctuations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview."

WAREHOUSING, DISTRIBUTION AND DELIVERY

        Seaman's purchasing strategy of pre-selecting and stocking specific merchandise in its warehouses together with the size of its warehouses enables the Company to take advantage of purchasing efficiencies and to store large amounts of certain merchandise in order to ensure quick delivery. The majority of items sold in Seaman's stores are delivered to the customer within two weeks of the date of the written sale, or in some instances within a few days. The Company believes that such quick delivery provides it with a distinct advantage in its competitive markets.

        The Company operates three warehouses to store its inventories of merchandise which are located in Woodbridge, New Jersey (the "Woodbridge warehouse"), Central Islip, New York (the "Islip warehouse") and Cleveland, Ohio (the "Cleveland warehouse"). The Woodbridge warehouse, which is approximately 450,000 square feet, is a leased facility. It services Seaman's 7 New Jersey stores, its 8 Philadelphia area stores and 5 of its New York stores. Approximately 39% of Seaman's sales in fiscal 1997 were delivered from this facility. The Islip warehouse is owned and operated by the Company and has approximately 248,000 square feet that services Seaman's stores in Connecticut and its remaining New York stores. Approximately 30% of the Company's sales in fiscal 1997 were delivered from this facility. The Cleveland warehouse, which is a leased facility, is approximately 100,000 square feet and services the Ohio stores. Approximately 5% of Seaman's sales were delivered from this facility. The term on this lease expires on May 30, 1998. See "Properties". The balance of the inventory is stored with and delivered from either a public warehouse or certain suppliers who store and deliver goods for the Company. The Company believes that these warehouses will be sufficient to support Seaman's deliveries in its existing market areas over the next two fiscal years.

        In April 1996 the Company converted its Islip warehouse to a full radio frequency inventory control system ("RF System"). The Company converted its Woodbridge warehouse to a similar RF System in August 1996. The Company has no plans to connect its Cleveland warehouse to an RF System in the near future.

        Merchandise is delivered from the Woodbridge, Islip and Cleveland warehouses to customers by two delivery companies, which acting as agents for the Company, also collect cash balances due from customers. The Company has written contracts with the delivery companies whereby the amounts paid by the Company to these companies vary depending on the volume of merchandise delivered and the distance traveled. The contracts with these delivery companies are material to the Company. If one of the delivery companies were to cease doing business with the Company, the second delivery company could replace it or another delivery company could be found without a material impact on the delivery process. It would be difficult, however, to replace both delivery companies at the same time due to the start-up time necessary to familiarize a new delivery company with the Company's operations.

        The Company also permits customers to pick up some merchandise directly from its stores, clearance centers and warehouses. Certain merchandise, particularly store display items, discontinued styles and clearance items, is delivered directly from Seaman's stores and clearance centers by small independent truckers.

ADVERTISING AND PROMOTIONS

        The Company believes it enjoys widespread name recognition in its current market areas, primarily due to intensive, ongoing mass media advertising campaigns utilizing the Company's trademarks "Seaman's(R)," "See Seaman's First(R)," "Seaman's Plus(R)" and "The Package(R)."

Advertising and sales promotions are important parts of Seaman's overall merchandising strategy, emphasizing the reputation of the Company as a quality retailer and the value of "The Package(R)" concept of merchandising. See "Business - Marketing and Merchandising." Approximately 59% of Seaman's advertising budget for fiscal 1997 was for advertising in major New York, Philadelphia and Cleveland metropolitan area newspapers and for the distribution of color circulars in newspapers, while the majority of the remaining 41% was for local television and radio advertising. Historically, the Company has not used direct mail as a significant part of its advertising programs.

        The Company continues to offer and advertise credit and product promotions on a regular basis. Seaman's product promotions usually offer discounted prices on specific individual items and on items that are merchandised together in "The Package(R)" approach.

        One of Seaman's most successful promotions has been its "No/No/No" campaign, which offers qualifying customers the use of the Company's proprietary credit card with no down payment (exclusive of sales tax and delivery charges), deferred payments and interest free terms for a specified period, generally three to four months, on certain purchases. These promotions not only serve to bolster sales but have the added effects of providing additional customers for the Company's credit card program and an increased possibility that customers will become repeat customers through continued use of their Seaman's credit card. See "Business - Credit Operations."

INFORMATION SYSTEMS

        The Company operates a computer system which was installed in July 1994. The system integrates Seaman's financial, purchasing and inventory functions and enables management to access credit, sales and inventory information quickly, while providing many operating efficiencies for the Company. The Company installed an RF System in its Islip warehouse in April 1996 and completed installation of a similar system in its Woodbridge warehouse in August 1996.

CREDIT OPERATIONS

        The Company offers its customers the option to make purchases using cash, the Company's own proprietary credit card or other major credit and charge cards (MasterCard, Visa, Optima and Discover credit cards and the American Express card). Unless the Company finances the customer's purchase, the Company requires a deposit covering sales tax and delivery charges when a sale is made, with the balance payable upon or prior to delivery of the merchandise.

        The Company has provided in-house credit for its customers since the early 1980s. The Company's proprietary credit card is offered to qualified customers for the purchase of merchandise at any of Seaman's stores. The Company currently offers special credit terms to its cardholders on a promotional basis, such as no down payment on the furniture, deferred payments and interest free promotions under the "No/No/No" program. See "Business Advertising and Promotions." Those customers who are approved for credit and utilize the Company's own proprietary credit card, may spend up to their approved credit limit on furniture purchases with a nominal down-payment. Convenient, in-store credit approvals for Seaman's customers are processed in a matter of minutes. The Company uses an outside service to process applications and provide billing and collection services on it's credit card.

SEASONALITY AND CYCLICALITY

        The Company's business generally is not subject to significant seasonal variations. However, the Company's business is significantly influenced by the general economy, consumer confidence and disposable income, and the housing markets in the areas where its stores are located.

TRADEMARKS

        The Company's name is well established in the current markets served by the Company's stores, and management believes that the reputation of that trade name is important. The Company and its subsidiaries do not have any material patents or trademarks, except for the Company's trademarks "The Package(R)," "See Seaman's First,(R)" "Seaman's Plus(R)" and "Fabric Bond." The Company is in the process of registering an additional trademark, "The Sensible Way to a Beautiful Home.(TM)"

EMPLOYEES

        As of April 30, 1997, the Company had 1,104 full-time employees. Four collective bargaining agreements with Local 875 of the International Brotherhood of Teamsters ("Local 875") are currently in force. Contracts covering the employment of the New York, New Jersey, Connecticut and Philadelphia sales staff, the New York, New Jersey, Connecticut, Philadelphia store porters and certain Islip and Woodbridge warehouse staff are due to expire on January 2, 2000, March 1, 2000, December 29, 1998 and August 15, 1997, respectively. The Company will commence negotiations with the Local 875 to renew the Woodbridge contract toward the end of July 1997. Except for the Islip union members, who receive health coverage from a Company sponsored plan under the collective bargaining agreements with Local 875 the Company contributes to the union's welfare and pension funds. For its nonunion employees, the Company provides health, dental, life and disability insurance coverage. The Company also has a defined contribution 401(k) savings plan covering nonunion employees. The Company has never had a strike or work stoppage.

1988 LEVERAGED BUYOUT AND SUBSEQUENT REORGANIZATION

        Following an initial public offering of Seaman's common stock in 1985 and a secondary offering in 1986, the Company was taken private in a leveraged buyout (the "LBO") by affiliates of Kohlberg Kravis Roberts & Co., L.P. in 1988, incurring debt of approximately $360 million. The Company experienced a considerable, unanticipated decline in sales volume, operating income and liquidity in the years 1989 through 1991 due, among other things, to changes in business philosophy (including cutting merchandise margins, de-emphasizing "The Package(R)" concept and expanding Seaman's emphasis on sales events in its advertising) and the debt burden that resulted from the LBO, and was exacerbated further by a significant economic recession in the United States that was especially severe in the northeastern United States. Thereafter, the Company filed for bankruptcy protection under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code in January 1992. The Company emerged from Chapter 11 proceedings in October 1992, with its outstanding indebtedness having been reduced from approximately $360 million to approximately $13 million. As part of its Chapter 11 proceedings, the Company adopted "fresh start reporting." Current senior management of the Company was appointed by the Board of Directors immediately following Seaman's emergence from Chapter 11 proceedings.

PROPOSAL TO TAKE THE COMPANY PRIVATE

        A group consisting of the Company's senior management and majority stockholders, M. D. Sass Associates, Inc., T. Rowe Price Recovery Fund, L.P., and Carl Marks Management Co., submitted a proposal to the Company's Board of Directors in July 1997 to purchase, through a one-step merger transaction, the approximately 20% of the Company's outstanding common stock, par value $.01 per share, not already owned by the group for $24.00 a share. The group's proposal is subject to certain conditions, including among other things, obtaining acceptable financing and negotiation of mutually agreeable terms of a definitive merger agreement. The Company has named a special committee of the board of directors to review and respond to the proposal but has not established a timeline for its response.

ITEM 2.                           PROPERTIES
                                  ----------

        The Company currently operates 41 stores: 27 stores in the New York, New Jersey and Connecticut Tri-State Area, 8 stores in the Philadelphia metropolitan area and 6 stores in the Cleveland/Akron metropolitan area. Most of Seaman's stores are located near heavily populated areas, shopping malls or other retail operations and are near major highways or other major thoroughfares. Seaman's stores range in size from approximately 10,000 to 47,000 square feet, and most of each store is devoted to selling space. The average selling space per store is approximately 23,000 square feet. No store accounted for more than 10% of the Company's net sales for fiscal 1997.

        The opening of the stores in the Cleveland/Akron area was the Company's initial expansion beyond the Northeast. The Cleveland stores range in size from approximately 23,000 square feet to 37,000 square feet.

        All of Seaman's stores are leased. See Note 7 of the Notes to Consolidated Financial Statements for information with respect to specific leases. The terms for the 41 leases expire at various times in the years from 1998 through 2023 with many having options to renew for additional periods. There can be no assurances that the leases that expire will be renewed or renegotiated on the same terms.

        As discussed above, the Company operates three warehouse facilities: the Woodbridge, New Jersey warehouse, the Central Islip, New York warehouse and the Cleveland, Ohio warehouse. The Woodbridge warehouse, which is approximately 450,000 square feet, is leased.

This lease expires in 2002 with an option to renew for eight additional years. The Islip warehouse, which is approximately 248,000 square feet, is owned by the Company and was financed, in part, by a $6.0 million industrial revenue bond which was issued by the Town of Islip, New York. On November 8, 1996, the Company prepaid the industrial revenue bond, which had an outstanding principal balance of approximately $3.7 million, with proceeds received from Fleet Bank N.A. in the amount of approximately $6.2 million pursuant to a Mortgage Note ("Note") issued by the Company to Fleet. The Note, payable monthly and maturing on November 8, 2003, is secured by a Mortgage, Security Agreement and Assignment of Lease Rights covering the Company's Central Islip Warehouse. The balance of the proceeds was used to reduce the outstanding borrowing under the Loan Agreement (as hereinafter defined). The Cleveland warehouse, which is approximately 100,000 square feet, is leased on a year to year basis. The Company believes that the Islip, Woodbridge and Cleveland warehouses have sufficient capacity to support Seaman's near term planned expansion in the current market areas they serve. See "Business - Warehousing, Distribution and Delivery."

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

ITEM 3.                        LEGAL PROCEEDINGS
                               -----------------
        None.

ITEM 4.                    SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS
                           ---------------------------
        None.

                                    PART II.
                                    --------

ITEM 5.               MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MARKETS
                      -------------------------------------

        The Company's common stock, par value $0.01 per share (the "Common Stock") became listed on the Nasdaq National Market on June 8, 1993. Prior to that it was quoted on the National Quotation System's "pink sheets." The common stock closed at $22 3/4 on July 15, 1997.

        The following table sets forth (as reported by Nasdaq National Market) for the periods indicated the prices of the common stock.

         FISCAL 1997           HIGH                LOW                CLOSE
         -----------           ----                ---                -----

         4th Quarter           20 1/4               19                19 1/2
         3rd Quarter           21 1/4               18 1/4            20
         2nd Quarter           21 1/4               16 7/8            18 1/2
         1st Quarter           19 3/8               16 1/4            16 3/4


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

        The number of record holders of the Company's Common Stock as of July 15, 1997 was 259. Pursuant to the Company's Amended and Restated Stock Option Plan, 1,015,595 shares of the Common Stock are subject to outstanding options at April 30, 1997. See "The Company's Proxy Statement for 1997 Annual Stockholders Meeting."

        The Company has never paid any cash dividends on its stock.

ITEM 6. FINANCIAL INFORMATION

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
                             (Amounts in Thousands)

                              ---------------------------------------------------------------------------
                                                                                              Proforma
                                 Year          Year            Year             Year         Twelve-month
                                ended         ended           ended            ended         Period ended
                            April 30, 1997 April 30, 1996 April 30, 1995    April 30, 1994   April 30, 1993 (1)
                              -----------  -------------  ------------      ------------     ------------
Revenues:
Net Sales                       $251,175       $229,505      $215,857          $170,348         $162,576

Net Finance Charge Income         12,809         14,036        12,364             7,865            8,490

                              -----------  -------------  ------------      ------------     ------------
  Total                          263,984        243,541       228,221           178,213          171,066
                              -----------  -------------  ------------      ------------     ------------

Operating Costs & Expenses:
  Cost of sales, including
    Buying and Occupancy costs   167,430        152,982       138,038           112,648          109,904

  Selling, General and
   Administrative                 87,206         83,094        74,691            60,159           63,171

                              -----------  -------------  ------------      ------------     ------------
  Total                          254,636        236,076       212,729           172,807          173,075
                              -----------  -------------  ------------      ------------     ------------

  Income (Loss) from Operations    9,348          7,465        15,492             5,406           (2,009)

  Interest Expense                (2,247)        (1,748)       (1,707)           (1,854)          (1,347)
  Interest Income                     65            878           561               694              507

  Reorganization Charges               -              -             -                 -           (8,033)
                              -----------  -------------  ------------      ------------     ------------

Income (Loss) before Income Tax
   and Extraordinary Credits       7,166          6,595        14,346             4,246          (10,882)

 Income Tax (Expense)/Benefit     (3,081)        (2,700)       (5,738)            2,694                -
                              -----------  -------------  ------------      ------------     ------------

Income (Loss) before
   Extraordinary Credits           4,085          3,895         8,608             6,940          (10,882)

Extraordinary Credits                  -              -             -                 -          353,569

                              -----------  -------------  ------------      ------------     ------------
Net Income                         $4,085         $3,895        $8,608            $6,940         $342,687


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


                                                            Percentage of Net Sales                   Percentage Increase (Decrease)

                                          -------------------------------------------------------     ------------------------------

                                                                                       Proforma             Year Ended April 30,
                                            Year       Year        Year       Year   Twelve-month         1997       1996     1995
                                           ended       ended      ended      ended   Period ended          vs         vs       vs
                                          4/30/97     4/30/96    4/30/95    4/30/94   4/30/93 (1)         1996       1995     1994
                                          -------------------------------------------------------     ------------------------------

Revenues:
Net Sales                                   100.0      100.0      100.0      100.0      100.0              9.4       6.3      26.7
Net Finance Charge Income                     5.1        6.1        5.7        4.6        5.2             -8.7      13.5      57.2

  Cost of sales, including
    Buying and Occupancy costs               66.7       66.7       63.9       66.1       67.6              9.4      10.8      22.5

  Selling, General and Administrative        34.7       36.2       34.6       35.3       38.9              4.9      11.3      24.2

  Income (Loss) from Operations               3.7        3.3        7.2        3.2       -1.3             25.2     -51.8     186.6

  Interest Expense                           -0.9       -0.8       -0.8       -1.1       -0.8             28.5       2.4      -7.9
  Interest Income                             0.0        0.4        0.3        0.4        0.3            -92.6      56.5     -19.2

  Reorganization Charges                     --         --         --         --         -4.9              --        --        --

Income (Loss) before Income Tax
   and Extraordinary Credits                  2.8        3.0        6.7        2.5       -6.7              8.7     -54.0     237.9

 Income Tax (Expense)/Benefit                -1.2       -1.2       -2.7        1.6       --               14.1     -52.9     313.0

Income (Loss) before
   Extraordinary Credits                      1.6        1.7        4.0        4.1       -6.7              4.9     -54.8      24.0

Extraordinary Credits                        --         --         --         --        217.5              --        --        --

Net Income                                    1.6        1.7        4.0        4.1      210.8             4.9     -54.8      24.0


(1) Combines arithmetically the five month period ended September 30, 1992 and the seven month period ended April 30, 1993. The 1993 twelve-month period includes five months of activities while the Company operated as a Debtor-in-Possession and seven months of activities after emergence from Chapter 11 and debt discharge.



                                                                      (Amounts in Thousands)

                                          -----------------------------------------------------------------------------------
                                              at              at               at                at                 at
                                           April 30,        April 30,       April 30,         April 30,           April 30,
                                             1997            1996             1995              1994               1993
                                          -----------     ------------     -----------     ---------------     --------------
Balance Sheet Data:
Cash & Cash Equivalents                      $6,423           $3,436         $20,431             $23,512            $26,353

Other Current Assets                        103,808          101,142          80,585              68,207             54,455

Current Liabilities                          42,724           37,631          43,350              35,841             25,635

Working Capital                              67,507           66,947          57,666              55,878             55,173

Total Assets                                161,222          159,251         153,334             136,586            113,436

Long-term Debt                               12,878           20,085          12,328              12,915             13,278

Stockholders' Equity                       $105,620         $101,535         $97,656             $87,830            $74,523

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

        The Company's fiscal year ends on April 30. Fiscal years are identified according to the calendar year in which they end. For example, the fiscal year ended April 30, 1997 is referred to as "fiscal 1997."

OVERVIEW

        The Company is engaged in a single line of business, the retail sale of residential furniture, and the Company's revenues are principally derived from such sales. The Company also has a proprietary credit card program which is operated to promote its furniture business. For fiscal 1997, net finance charge income from the Company's credit card operations represented 5.1% of net sales.

        The Company's most significant category of operating expenses is the cost of sales, which includes the cost of goods sold, warehousing, distribution and delivery (net of delivery charges to customers) expenses, rent and depreciation for the stores and buying staff expenses, including payroll. The category of selling, general and administrative expenses is the other significant element in the Company's cost structure. This includes store (excluding rent and depreciation) expenses, advertising, corporate administration (excluding buying staff) expenses and the costs of the credit card program, including write-offs.

        The Company imports a substantial amount of merchandise directly from foreign suppliers. Imported merchandise represented approximately 30% to 35% of the Company's purchases during the periods discussed herein. The Company pays for all of such imported merchandise in U.S. dollars based on U.S. dollar prices fixed at the time of the Company's order. The Company does not issue open purchase orders as to price and therefore does not bear foreign currency exchange rate fluctuation risk in connection with such import purchases; that risk is borne by the Company's suppliers. While foreign currency exchange rates affect the U.S. dollar prices that suppliers quote to the Company, the Company is not obligated to purchase merchandise if a supplier seeks to increase the price established at the time of the Company's order. The Company is able to purchase replacement merchandise from both domestic and foreign suppliers.

        In connection with the LBO in February 1988, the Company incurred debt of approximately $360 million, which influenced both strategic and day-to-day management decisions. The Company then experienced a considerable, unanticipated decline in sales volume, operating income and liquidity in the years 1989 through 1991 due, inter alia, to changes in business philosophy (including, for example, reducing retail gross margin, de-emphasizing "The Package(R)" concept and expanding Seaman's emphasis on sales events in its advertising) and the debt burden that resulted from the LBO. The Company's situation was exacerbated by a significant economic recession that was especially severe in the northeastern United States. Although the LBO debt was restructured in November 1989, in December 1991 the Company was facing possible cross-defaults under its senior and subordinated debt obligations and, in January 1992, filed for Chapter 11 bankruptcy protection. See "Business - 1988 LBO and Subsequent Reorganization." Shortly after filing for bankruptcy protection, the Company closed 15 of its then 37 stores. The Company emerged from Chapter 11 proceedings in October 1992 with its outstanding indebtedness having been reduced from approximately $360 million to approximately $13 million. As part of its Chapter 11 proceedings, the Company also adopted "fresh start reporting." Current senior management of the Company was appointed by the Board of Directors immediately following the Company's emergence from Chapter 11.

        For the five months ended September 30, 1992 (during which the Company operated under Chapter 11 bankruptcy protection), the Company incurred an operating loss of $3.6 million; for the seven months ended April 30, 1993 (after the Company had emerged from its Chapter 11 proceedings), the Company had an operating profit of $1.6 million. For fiscal 1994, the Company's operating profit was $5.4 million, for fiscal 1995 it was $15.5 million, for fiscal 1996 it was $7.5 million, and for fiscal 1997 it was $9.3 million.

RESULTS OF OPERATIONS

Fiscal Year Ended April 30, 1997 Compared to Fiscal Year Ended April 30, 1996
-----------------------------------------------------------------------------

        Net sales for fiscal 1997 of $251.2 million increased by $21.7 million (or 9.4%) compared to net sales for fiscal year 1996. The increase resulted primarily from the full fiscal year sales of nine new stores opened at various times during fiscal 1996. Comparable store sales for fiscal 1997 were $233.7 million, an increase of $4.2 million (or 1.8%) compared to comparable store sales of $229.5 million for fiscal 1996.

        Net finance charge income of $12.8 million for fiscal 1997 decreased by $1.2 million (or 8.7%) from fiscal 1996, primarily due to an increased amount of deferred interest credit promotions in fiscal 1997. Proprietary credit card sales have grown from 30% of total sales in fiscal 1994 to 39% in fiscal 1997, having peaked at 46% of total sales in fiscal 1995.

        As a result of the foregoing increases, total revenues for fiscal 1997 were $264 million, an increase of $20.4 million (or 8.4%) over the comparable prior year period.

        Cost of sales increased by $14.4 million (or 9.4%) between the two periods, principally due to the increase in net sales.

        Selling, general and administrative expenses increased by $4.1 million (or 4.9%) between the two periods, principally due to the increase in the number of stores that were operating throughout fiscal 1997.

        As a result of the foregoing, income from operations was $9.3 million for fiscal 1997 compared to $7.5 million for fiscal 1996.

        Net interest expense of $2.2 million for fiscal 1997 increased $1.3 million (150.8%) from $870,000 for fiscal 1996. This is primarily attributed to decreased interest income due to the Company's lower cash balances during the fiscal year despite having a higher cash balance at year end and to increased interest expense associated with the revolving credit line entered into in April 1996 and increased capital lease interest expense.

        The provision for income taxes for fiscal 1997 is based upon an effective income tax rate of 43% as compared to 41% for fiscal 1996. As of April 30, 1997, the Company had a long-term deferred tax asset of $10.8 million and a current deferred tax asset of $5.0 million. The long-term deferred tax asset is primarily related to operating losses that occurred following the LBO. There are limitations on the time periods during which these deferred tax assets can be used and on the amounts that the Company can use each year. See Note 4 of Notes to Consolidated Financial Statements.

        As a result of the foregoing, the Company's net income for fiscal 1997 was $4.1 million compared to net income of $3.9 million for fiscal 1996.

Fiscal Year Ended April 30, 1996 Compared to Fiscal Year Ended April 30, 1995
-----------------------------------------------------------------------------

        Net sales for fiscal 1996 of $229.5 million increased by $13.6 million (or 6.3%) compared to net sales for fiscal year 1995. The increase resulted from the opening of nine new stores commencing in September 1995. Comparable store sales for fiscal 1996 were $204.8 million, a decrease of $11.1 million (or -5.1%) compared to comparable store sales of $215.9 million for fiscal 1995. Management believes that this decrease is primarily attributable to the weak sales environment in the furniture industry and severe winter weather conditions in the Company's markets.

        Net finance charge income of $14.0 million for fiscal 1996 increased by $1.7 million (or 13.5%) from fiscal 1995, primarily due to an increase in the average accounts receivable balance in fiscal 1996 compared to fiscal 1995. Since the Company instituted the "Seaman's Plus(R)" credit card in April 1994, proprietary credit sales grew from 30% of total sales in fiscal 1994 to 46% in fiscal 1995 and have more recently leveled off at 40% in fiscal 1996.

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

        Net interest expense of $870,000 for fiscal 1996 decreased as compared to fiscal 1995 due to increased interest income attributed to higher cash balances. The Company's interest expense primarily consists of interest on its capital leases and on the mortgage it holds for its Islip warehouse.

        The provision for income taxes for fiscal 1996 is based upon an effective income tax rate of 41%. As of April 30, 1996, the Company had a long-term deferred tax asset of $11.9 million and a current deferred tax asset of $5.7 million. The long-term deferred tax asset is primarily related to operating losses that occurred following the LBO. There are limitations on the time periods during which these deferred tax assets can be used and on the amounts that the Company can use each year. See Note 4 of Notes to Consolidated Financial Statements.

        As a result of the foregoing, the Company's net income for fiscal 1996 was $3.9 million compared to net income of $8.6 million for fiscal 1995.

Fiscal Year Ended April 30, 1995 Compared to Fiscal Year Ended April 30, 1994
-----------------------------------------------------------------------------

        Net sales for fiscal 1995 of $215.9 million increased by $45.5 million (or 26.7%) compared to net sales for fiscal year 1994. Of such increase, $16.1 million resulted from the opening of five new stores commencing in September 1994 and the balance was primarily attributable to the implementation of new management strategies, including a redirected advertising focus and an increased emphasis on the Company's credit card operations, including the implementation of the "Seaman's Plus(R)" credit card. Comparable store sales for fiscal 1995 were $198.2 million, an increase of $28.3 million (or 16.7%) compared to comparable store sales of $169.9 million for fiscal 1994. Management believes that this increase is primarily attributable to the redirected advertising focus, customer acceptance of the "Seaman's Plus(R)" credit card, the ongoing store redesign and renovation program and the use of a broadened merchandise mix in the Company's stores.

        Finance charge income of $12.4 million for fiscal 1995 increased by $4.5 million (or 57.2%) from fiscal 1994, primarily due to an increase in sales made on the "Seaman's Plus(R)" credit card of $16.0 million in fiscal 1995 compared to fiscal 1994. Sales made on the "Seaman's Plus(R)" credit card increased to approximately 46% of net sales in fiscal 1995 from approximately 30% of net sales in fiscal 1994.

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

        The provision for income taxes for fiscal 1995, is based upon an effective income tax rate of 40%. As of April 30, 1995, the Company had a long-term deferred tax asset of $13.4 million and a current deferred tax asset of $5.6 million. The long-term deferred tax asset is primarily related to operating losses that occurred following the LBO. There are limitations on the time periods during which these deferred tax assets can be used and on the amounts that the Company can use each year. In fiscal 1994, the Company recorded a non-recurring income tax benefit of $4.2 million, which was principally a result of the utilization of tax operating loss carryforwards. See Note 7 of Notes to Consolidated Financial Statements.

        As a result of the foregoing, the Company's net income for fiscal 1995 was $8.6 million compared to net income of $6.9 million for fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

        At April 30, 1997, the Company had working capital of $67.5 million. The Company's principal sources of liquidity are earnings before income taxes, depreciation and amortization, and borrowings, if any, under the $40 million Revolving Credit and Security Agreement (the "Loan Agreement") with the Bank of New York Commercial Corporation and Fleet Bank, N.A. (as Successor-by-Merger to NatWest Bank N.A.) as lenders (the "Lenders"). The Company's principal uses of cash are working capital needs, capital expenditures and debt service obligations, including capitalized lease costs.

        The Company's cash and cash equivalents increased in fiscal 1997 but had decreased in fiscal 1996, 1995 and 1994. Without the proceeds from the Loan Agreement, the Company could experience negative cash flows principally because of potential increases in the customer accounts receivable balances, capital expenditures and potential increases in inventory to support higher sales volume.

        The Company's working capital increased from $66.9 million at April 30, 1996 to $67.5 million at April 30, 1997. Cash and cash equivalents increased from $3.4 million at April 30, 1996 to $6.4 million at April 30, 1997. As of April 30, 1997, the Company had stockholders' equity of $105.6 million. The Company's largest asset at such date was accounts receivable of $68.9 million (net of bad debt reserves). At April 30, 1997, $2 million was outstanding under the Loan Agreement consisting primarily of letters of credit. At April 30, 1997, the Company had $12.9 million in long term debt, consisting of capitalized lease obligations and a mortgage in connection with its Central Islip, New York warehouse facility. See "Properties."

        The Company entered into the $40 million Loan Agreement on April 29, 1996. The term of the Loan Agreement is three years. The Loan Agreement includes provisions for issuance of up to $5 million aggregate amount of letters of credit. The Company granted to the Lenders a security interest in the Company's customer receivables and all General Intangibles as defined in the Loan Agreement. The loan agreement contains covenants and provisions which are customary for a secured revolving credit facility. The funds available under the Loan Agreement will be used primarily for capital expenditures and general corporate purposes.

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

        Capital expenditures during fiscal 1994, fiscal 1995, fiscal 1996 and fiscal 1997 were $4.5 million, $6.5 million, $8 million and $2.9 million, respectively. Capital expenditures during fiscal 1995, 1996 and 1997 were principally for new store openings, store renovations and a radio frequency system for the Islip and Woodbridge warehouses. See "Business - Store Redesign and Renovation."

        Unless a customer is making a purchase using the Company's proprietary credit card, the Company generally requires customers to make a down payment (generally 30% of the sales price) at the time an order is placed, with the balance payable upon or prior to delivery of the merchandise. The percentage of sales paid with cash, check or major credit cards (for which customers are generally required to provide a down payment absent a special promotion) has changed from approximately 54% in fiscal 1995 to approximately 60% in fiscal 1996 and 1997. The balance of the Company's sales for each of such periods was financed internally from working capital on the Company's proprietary credit card.

        Customer deposits at April 30, 1995, April 30, 1996 and April 30, 1997 were $7.5 million, $9.3 million and $8.5 million, respectively. The relatively low level of customer deposits on a given date compared to net sales for a period reflects both the Company's quick delivery policy and customer use of the Company's proprietary credit card. If the Company generates more sales with the Company's proprietary credit card, the level of customer deposits is not expected to change in tandem with changes in net sales.

        When the Company opens a new store in an existing market, it is able to leverage its fixed costs for advertising and corporate administration to cover the new store. While its fixed costs for distribution may not increase (if there is existing warehouse capacity), increased expansion even in existing markets will ultimately lead to increased distribution costs. As the Company opens stores in new markets, however, the Company's fixed costs for distribution, advertising and corporate administration are likely to increase as existing warehousing facilities are not likely to be able to service new, geographically distant markets; existing advertising programs will not promote the Company and its merchandise in such new markets; and new personnel will likely be needed to manage the new market areas. However, additional expansion in a new market area should not result in greater fixed costs as the new warehouse facilities, advertising programs and administrative framework should be sufficient to support reasonable, planned expansion in such markets. In addition, as the Company expands into urban areas that are less populated than the greater New York metropolitan area, and as the Company opens stores in suburban areas in new and existing markets, the Company expects average sales per store and sales per square foot of selling space to be less than that of existing stores due to differences in population density and size of local market.

        The Company currently expects that the borrowings under the Loan Agreement together with the cash from operations, will be sufficient to meet the Company's planned capital expenditures, long-term debt (composed of capital lease obligations and principal on the Company's mortgage and repayments on the revolving line) and currently anticipated working capital requirements through the end of fiscal 1999 without consideration of uncertainties surrounding the going private proposal being considered by the Company. See "Business - Proposal to take the Company Private."

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

        With the exception of the historical information contained in this report, the matters described herein contain forward-looking statements that involve risk and uncertainties including but not limited to economic and competitive factors outside of the control of the Company. These factors more specifically include: competition form other retail stores, continuing strong economic conditions, especially in the northeastern United States and the Company's ability to identify consumer preferences with regard to its merchandise mix. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate" "intend," "estimate," and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

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

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

        See Index to Financial Statements and Exhibits, which appears on Page F-1 hereof.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
                     --------------------------------------

        None.

                                    PART III.
                                    ---------

        Information required by Item 10 "Directors and Executive Officers of the Registrant," Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" of Regulation S-K are herein incorporated by reference to the Proxy Statement for the 1997 Annual Meeting of Stockholders of The Company.

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

        (b)  Reports on Form 8-K
             -------------------

        The Company filed a report on Form 8-K on July 10, 1997 regarding the proposal by the Company's senior management and majority stockholders to take the Company private for $24 a share.

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

                                    SEAMAN FURNITURE COMPANY, INC.

                                    By:  /s/   Alan Rosenberg
                                         --------------------------------------
                                         Alan Rosenberg, President and
                                            Chief Executive Officer

                                    Date: July 25, 1997




        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Alan Rosenberg
---------------------------------------------------------
Alan Rosenberg, President, Chief Executive Officer          Date:  July 25, 1997
and Director


/s/  Peter McGeough
---------------------------------------------------------
Peter McGeough, Executive Vice President, Chief Financial   Date:  July 25, 1997
and Administrative Officer


/s/  Steven H. Halper
---------------------------------------------------------
Steven H. Halper, Executive Vice President,                 Date:  July 25, 1997
Chief Operating Officer and Secretary


/s/  Coleen A. Colreavy
---------------------------------------------------------
Coleen A. Colreavy, Vice President, Corporate Controller    Date:  July 25, 1997
and Chief Accounting Officer

                                   SIGNATURES
                                   ----------



/s/ Barry J. Alperin
-----------------------------------------
Barry J. Alperin, Director                                  Date:  July 25, 1997


/s/ Kim Z. Golden
-----------------------------------------
Kim Z. Golden, Director                                     Date:  July 25, 1997


/s/ Leo Peraldo
-----------------------------------------
Leo Peraldo, Director                                       Date:  July 25, 1997


/s/ James B. Rubin
-----------------------------------------
James B. Rubin, Director                                    Date:  July 25, 1997


/s/ Robert C. Ruocco
-----------------------------------------
Robert C. Ruocco, Director                                  Date:  July 25, 1997

                                 EXHIBIT INDEX
                                 -------------

Exhibit
 No.     Description
----     -----------

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

 4.3 Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 4.3 filed as part of the Registration Statement on Form S-8 filed by the Company on February 4, 1994.


**10.1   (a) Delivery Service Agreement dated as of September 12, 1994 between the Company and Merchants Home Delivery Service, Inc.

         (b) Delivery Service Agreement dated as of May 12, 1993 between the Company and Joseph Eleto Transfer, Inc.

**10.2 Lease Agreement dated June 14, 1991 between the Company and Mack Woodbridge Industrial.

***10.3  (a) Employment Agreement dated as of May 1, 1995 between the Company and Alan Rosenberg.

         (b) Employment Agreement dated as of May 1, 1995 between the Company and Steven H. Halper.

         (c) Employment Agreement dated as of May 1, 1995 between the Company and Peter McGeough.

*10.4    1992 Stock Option Plan.

 10.5    Form of Nonqualified Stock Option Agreement.

10.6 **(a) Agreement dated as of August 16, 1994 between the Company and
           Local 875 affiliated with the International Brotherhood of Teamsters, Warehousemen and Helpers of America.

     **(b) Agreement dated as of January 1995 between the Company and Local 875 affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America.

       (c) Agreement dated as of January 3, 1997 between the Company and Local 875 affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America.

       (d) Agreement dated as of March 1, 1997 between the Company and Local 875 affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America.

                        *10.7   Form Indemnification Agreement.

                         10.8 Pooling and Servicing Agreement dated as of March 15, 1995, among Seaman Receivables Corporation, as transferor, Seaman Furniture Company, Inc. as servicer, and the Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on April 22,
                                1995).


                         10.9 Revolving credit and Security Agreement dated as of April 29, 1996 with the Bank of New York Credit Corp. and NatWest Bank N.A. as Co-Lenders. (Incorporated by reference to Exhibit 7 filed as part of the current report on Form 8-K filed by the Company on May 14, 1996).

                           21   Subsidiaries.

 * Incorporated by reference to the exhibit with the corresponding exhibit number filed as part of the Registration Statement on Form 10 filed by the Company on February 13, 1993.

**    Incorporated by reference to the exhibit with the corresponding exhibit number filed as part of the 10-K filed by The Company on July 28, 1995.

***   Incorporated by reference to the exhibit with the corresponding exhibit number filed as part of the 10-K filed by The Company on July 30, 1996.

SEAMAN FURNITURE COMPANY, INC. AND
SUBSIDIARIES
-----------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED APRIL 30, 1997, 1996 AND 1995
AND INDEPENDENT AUDITORS' REPORT

                SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES

                  Index to Financial Statements and Schedules

                                                                Page No.
                                                                --------
Financial Statements:

Independent Auditors' Report                                      F-2

Consolidated Balance Sheets, for the Years Ended
April 30, 1997 and 1996                                           F-3

Statements of Consolidated Operations, for the
Years Ended April 30, 1997, 1996 and 1995                         F-4

Statements of Stockholders' Equity, for the
Years Ended April 30, 1997, 1996 and 1995                         F-5

Statements of Consolidated Cash Flows, for the
Years Ended April 30, 1997, 1996 and 1995                         F-6

Notes to Consolidated Financial Statements                        F-7

Schedules:

                               SCHEDULES OMITTED

        Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT
-----------------------------

The Board of Directors and Shareholders
Seaman Furniture Company, Inc.:

We have audited the accompanying consolidated balance sheets of Seaman Furniture Company, Inc. and Subsidiaries (collectively, the "Company") as of April 30, 1997 and 1996 and the related statements of consolidated operations, stockholders' equity and consolidated cash flows for each of the three fiscal years in the period ended April 30, 1997. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at April 30, 1997 and 1996 and the results of their operations and their cash flows for the three fiscal years in the period ended April 30, 1997 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

June 27, 1997, except for Note 9,
for which the date of our report
is July 9, 1997

SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
-----------------------------------------------


CONSOLIDATED BALANCE SHEETS
APRIL 30, 1997 AND 1996 (IN THOUSANDS)
--------------------------------------

ASSETS                                               NOTES       1997            1996
------                                               -----       ----            ----

CURRENT ASSETS:

Cash and cash equivalents                               2       $   6,423       $   3,436
Accounts receivable (less allowance for
  doubtful accounts of $8,104 and
  $8,983, respectively)                               2,6          68,916          65,716
Merchandise inventories                                 2          28,782          27,796
Prepaid expenses and other current assets                           1,133           1,921
Deferred income tax benefit                             4           4,977           5,709
                                                                ---------       ---------
Total current assets                                              110,231         104,578

PROPERTY AND EQUIPMENT - at cost:                       2
  Land                                                              2,324           2,724
  Buildings and improvements                                       15,145          15,145
  Furniture, fixtures and office equipment                         13,519          13,199
  Leaseholds and leasehold improvements                            17,084          15,992
                                                                ---------       ---------
    Total                                                          48,072          47,060
  Less - Accumulated depreciation and
            amortization                                          (16,681)        (13,909)
                                                                ---------       ---------
  Property and equipment - net                                     31,391          33,151

PROPERTY FINANCED BY
  CAPITAL LEASES (less accumulated
  amortization of $3,777 and $3,366,
  respectively)                                       2,3           4,727           5,138

Deferred Income Tax Benefit                             4          10,834          11,935

OTHER ASSETS (principally deposits)                                 4,039           4,449
                                                                ---------       ---------

TOTAL                                                           $ 161,222       $ 159,251
                                                                =========       =========


LIABILITIES AND
STOCKHOLDERS' EQUITY                                 NOTES          1997           1996
--------------------                                 -----          ----           ----

CURRENT LIABILITIES:

Accounts payable - trade                                        $  13,167       $  11,022
Accrued expenses and other                                         19,947          16,670
Current portion of long-term debt                       3           1,123             673
Customer deposits                                       2           8,487           9,266
                                                                ---------       ---------

Total current liabilities                                          42,724          37,631
                                                                ---------       ---------

LONG-TERM DEBT                                          3          12,878          20,085
                                                                ---------       ---------

COMMITMENTS AND
  CONTINGENCIES                                         7

STOCKHOLDERS' EQUITY:
Common stock-$.01 par value;
  authorized 15,000,000 shares;
  issued 5,004,575 shares
  at April 30, 1997                                                    50              50

Additional paid-in capital                              5          86,817          86,817
Retained earnings                                                  24,310          20,225
                                                                ---------       ---------
                                                                  111,177         107,092

Less:  Treasury Stock, at cost
  (467,534 shares at April 30, 1997 and 1996)                      (5,557)         (5,557)
                                                                ---------       ---------

Stockholders' equity - net                                        105,620         101,535
                                                                ---------       ---------

TOTAL                                                           $ 161,222       $ 159,251
                                                                =========       =========

See Notes to Consolidated Financial Statements.

SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
-----------------------------------------------

STATEMENTS OF CONSOLIDATED OPERATIONS
FOR THE YEARS ENDED APRIL 30, 1997, 1996 AND 1995
(IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS)
-------------------------------------------------


                                                                     YEAR ENDED             YEAR ENDED           YEAR ENDED
                                                        NOTES      APRIL 30, 1997         APRIL 30, 1996       APRIL 30, 1995
                                                        -----      --------------         --------------       --------------
REVENUES:
Net sales                                                 2          $  251,175           $  229,505              $ 215,857
Net finance charge income                                                12,809               14,036                 12,364
                                                                     ----------           ----------              ---------

Total                                                                   263,984              243,541                228,221
                                                                     ----------           ----------              ---------

OPERATING COSTS AND EXPENSES:
Cost of sales, including buying and occupancy costs                     167,430              152,982                138,038
Selling, general and administrative                       2              87,206               83,094                 74,691
                                                                     ----------           ----------              ---------

Total                                                                   254,636              236,076                212,729
                                                                     ----------           ----------              ---------

INCOME FROM OPERATIONS                                                    9,348                7,465                 15,492

INTEREST EXPENSE                                                         (2,247)              (1,748)                (1,707)
INTEREST INCOME                                                              65                  878                    561
                                                                     ----------           ----------              ---------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                                        7,166                6,595                 14,346

PROVISION FOR INCOME TAXES                                4              (3,081)              (2,700)                (5,738)
                                                                     ----------           ----------              ---------

NET INCOME                                                           $    4,085           $    3,895              $   8,608
                                                                     ==========           ==========              =========

NET INCOME PER COMMON SHARE                               2          $    0.82            $     0.78              $    1.68
                                                                     =========            ==========              =========

Weighted average common and common
  equivalent shares outstanding                                       4,991,875            4,979,152               5,129,441
                                                                     ==========           ==========              ==========



See Notes to Consolidated Financial Statements.

SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
-----------------------------------------------

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 1997, 1996 AND 1995
(IN THOUSANDS)
-------------------------------------------------


                                                               COMMON STOCK              ADDITIONAL
                                                           ----------------------          PAID-IN         RETAINED        TREASURY
                                                           SHARES          AMOUNT          CAPITAL         EARNINGS          STOCK
                                                         ---------       ----------      ----------      ----------      -----------


Balances at May 1, 1994                                  5,002,500       $       50      $   82,594      $    7,722      $   (2,536)


Issued common stock                                          2,075                               19

Repurchase of treasury stock                                                                                                 (3,005)


Reversal of Valuation Allowance for deferred
  tax assets originating prior to emergence
  from Chapter 11                                                                             4,204

Net income for the year ended April 30, 1995                                                                  8,608
                                                         ---------       ----------      ----------      ----------      ----------

Balances at April 30, 1995                               5,004,575               50          86,817          16,330          (5,541)


Repurchase of treasury stock                                                                                                    (16)


Net income for the year ended April 30, 1996                                                                  3,895
                                                         ---------       ----------      ----------      ----------      ----------

Balances at April 30, 1996                               5,004,575               50          86,817          20,225          (5,557)


Net income for the year ended April 30, 1997                                                                  4,085
                                                         ---------       ----------      ----------      ----------      ----------

Balances at April 30, 1997                               5,004,575       $       50      $   86,817      $   24,310      $   (5,557)

                                                        ==========       ==========      ==========      ==========      ==========


See Notes to Consolidated Financial Statements.

SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
-----------------------------------------------

STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE YEAR ENDED APRIL 30, 1997, 1996 AND 1995
(IN THOUSANDS)
------------------------------------------------

                                                                                Year Ended         Year Ended          Year Ended
                                                                              April 30, 1997      April 30, 1996      April 30, 1995

                                                                              --------------      --------------   -----------------

OPERATING ACTIVITIES:
Net income                                                                       $  4,085             $  3,895             $  8,608
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:

    Depreciation, amortization and writedown of land                                5,118                4,156                3,143
    Deferred income taxes                                                           1,833                1,369                  613
    Provision for bad debts                                                         9,797               12,716                8,739
    Changes in certain assets and liabilities:
      Accounts receivable                                                         (12,997)              (7,367)             (35,954)

      Merchandise inventories                                                        (986)              (4,373)              (4,021)

      Prepaid expenses and other assets                                             1,198               (1,415)              (1,820)

      Accounts payable                                                              2,145                  422                1,367
      Accrued expenses and other                                                    3,277               (7,991)               5,336
      Customer deposits                                                              (779)               1,764                  890
                                                                                 --------             --------             --------

Net cash provided by (used in) operating activities                                12,691                3,176              (13,099)

                                                                                 --------             --------             --------

INVESTING ACTIVITIES:
Purchase of equipment                                                              (2,947)              (7,998)              (6,472)

                                                                                 --------             --------             --------

FINANCING ACTIVITIES:
Securitization of accounts receivable                                                --                (20,000)              20,000
Borrowings (Repayments) under Debt obligations                                      1,659                 (587)                (505)

Purchase of Treasury Stock                                                           --                    (16)              (3,005)

(Repayments) Borrowings on lines of credit                                         (8,416)               8,430                 --
                                                                                 --------             --------             --------

Net cash (used in) provided by financing activities                                (6,757)             (12,173)              16,490
                                                                                 --------             --------             --------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                      2,987              (16,995)              (3,081)

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                                           3,436               20,431               23,512
                                                                                 --------             --------             --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $  6,423             $  3,436             $ 20,431
                                                                                 ========             ========             ========

SUPPLEMENTAL DISCLOSURES:
------------------------

Interest paid                                                                    $    870             $    448             $    401
                                                                                 ========             ========             ========
Income taxes paid                                                                $    983             $  2,220             $  3,596
                                                                                 ========             ========             ========


See Notes to Consolidated Financial Statements.

SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
-----------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  1.  DESCRIPTION OF BUSINESS

      Seaman Furniture Company, Inc. (the "Company"), a Delaware corporation, is one of the largest regional specialty furniture retailers in the Northeastern United States. As of April 30, 1997, the Company operated a chain of 38 stores in the greater New York, Philadelphia and Cleveland metropolitan areas. The Company was incorporated in 1985 as a successor to the business founded by Julius Seaman, who started the business in Brooklyn in 1933.

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

      CASH EQUIVALENTS - Cash equivalents consist of highly liquid investments
      ----------------
      primarily in commercial paper and certificates of deposit, all of which have a maturity of three months or less. All securities, which are held to maturity, are stated at cost, adjusted for previous amortized or discount accreted, if any. The Company has the intent and ability to hold such securities to maturity. As of April 30, 1997 and 1996, the Company did not hold any available-for-sale securities. Interest earned on investment securities is included in interest income.

      ACCOUNTS RECEIVABLE - Accounts receivable consist principally of
      -------------------
      interest-bearing amounts due from retail customers under financing agreements which provide for monthly payments over various terms, substantially all of which are between 24 and 33 months. Accounts receivable installments due in more than one year are included in current assets in accordance with standard industry practices. It is not practicable to determine the amount of such installments.

      The activity in the allowance for doubtful accounts for each of the periods presented follows (in thousands):

                                             YEAR ENDED        YEAR ENDED        YEAR ENDED
                                           APRIL 30, 1997    APRIL 30, 1996    APRIL 30, 1995
                                           --------------    --------------    --------------
         Balance, beginning of period        $   8,983          $  8,786          $  5,494
         Provision                               9,797            12,716             8,739
         Write-offs                            (13,039)          (14,558)           (6,987)
         Recoveries                              2,363             2,039             1,540
                                             ---------          --------          --------

         Balance, end of period              $   8,104          $  8,983          $  8,786
                                             =========          ========          ========

FINANCE CHARGE INCOME

      Gross finance charge revenue and the related expense are as follows:

                                                                  April 30,
                                                         1997       1996          1995
                                                      ---------    --------     --------
         Finance charge revenues                      $  12,980    $ 16,078     $ 12,495
         Finance expenditures                               171       2,042          131
                                                      ---------    --------     --------

             Net finance charge income                $  12,809    $ 14,036     $ 12,364
                                                      =========    ========     ========


      MERCHANDISE INVENTORIES - The Company values its inventories under the
      -----------------------
      first-in, first-out cost flow assumption.

      PROPERTY AND EQUIPMENT - Property and equipment is stated at cost less
      ----------------------
      accumulated depreciation and amortization. Depreciation of buildings and improvements and furniture, fixtures and office equipment is computed using the straight-line method over their estimated useful lives which are: buildings and improvements, 30 to 31.5 years and furniture, fixtures and office equipment, 5 to 10 years. Leaseholds and leasehold improvements are amortized over the terms of the related leases or their estimated useful lives, whichever are shorter. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of". SFAS 121 prescribes the accounting treatment for long-lived assets, identifiable intangibles and goodwill related to those assets when there are indications that the carrying values of those assets may not be recoverable. The adoption of SFAS 121 did not have a material effect on the Company's results of operations or its financial position at April 30, 1997.

      PROPERTY FINANCED BY CAPITAL LEASES - Property financed by capital leases
      -----------------------------------
      is amortized on the straight-line basis over the shorter of their estimated useful lives or the remaining terms of the leases.

      INCOME TAXES - The Company follows the provisions of Statement of
      ------------
      Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("SFAS No. 109"), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

      NET INCOME PER SHARE- Net income per share is based on the weighted
      --------------------
      average number of common and common equivalent shares outstanding during the period. Employee stock options are considered to be common stock equivalents and, accordingly, the calculation includes approximately 454,834, 442,111 and 455,981 common stock equivalent shares using the treasury stock method for the years ended April 30, 1997, 1996 and 1995, respectively. Also, the weighted average common and common equivalent shares outstanding used to calculate net income per share were 4,991,875, 4,979,152, and 5,129,441 for fiscal 1997, 1996 and 1995, respectively.

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

      RECLASSIFICATIONS - Certain reclassifications have been made to prior
      -----------------
      consolidated financial statements to conform with the April 30, 1997 presentation.

      DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS - Management of the
      -------------------------------------------------
      Company believes that the fair value of the Company's financial instruments approximates their recorded value due to the short maturities of these instruments as of April 30, 1997 and 1996.

  3.  LONG-TERM DEBT

      LONG-TERM DEBT - At April 30, 1997 and 1996, long-term debt, consisted of
      --------------
      the following in thousands of dollars:

                                                                  APRIL 30,
                                                           ---------------------
                                                              1997         1996
                                                           ---------     -------

     Industrial Revenue Bonds (A)                         $  -         $   3,962
     Fleet Mortgage (A)                                      5,819         -
     Revolving Credit Agreement (B)                             14         8,430
     Capital Leases (C)                                      8,168         8,366
                                                          --------     ---------
     Total                                                  14,001        20,758
                                                          --------     ---------
     Less:
       Current portion                                       1,123           673
                                                          --------     ---------

     Long-term debt                                       $ 12,878     $  20,085
                                                          ========     =========

      (A)FLEET MORTGAGE/INDUSTRIAL REVENUE BOND - On November 8, 1996, the
         --------------------------------------
         Company entered into a $6,187,500 mortgage loan with a bank to refinance a $6,000,000 Town of Islip Development Bond ("IDA") held by the bank. Approximately $3,738,000 was outstanding on the IDA as of the transaction date. The Company is obligated to pay equal monthly installments of approximately $73,660 through November 1, 2003. The interest rate on such agreement was 8.49 percent at April 30, 1997. The loan is collateralized by land and a building in Central Islip, NY with a carrying value of approximately $11 million at April 30, 1997.

      (B)REVOLVING TERM LOAN AGREEMENT - On April 26, 1996, the Company entered
         -----------------------------
         into a revolving term loan agreement with two banks, under which the banks were committed to lend up to $40 million to the Company. The Company is obligated to pay a commitment fee of .25 percent per annum of the unused balance under these agreements. Borrowings under these agreements bear interest at variable rates based upon the net income of the Company, as defined in the agreement. Interest on these borrowings was 9.0 percent at April 30, 1997.

         The loan agreements contain certain covenants which include (i) maintenance of certain financial ratios; (ii) maintenance of certain amounts of net income, working capital and net worth; (iii) limitations on capital expenditures; (iv) limitations on the payment of dividends;
         (v) limitations on other indebtedness; (vi) restrictions on the disposal of assets; and (vii) limitations on corporate reorganizations. At April 30, 1997, the Company was in compliance with each of the covenants mentioned above.

      (C)CAPITAL LEASES - The obligations relative to capital leases at April
         --------------
         30, 1997 relate to two store leases and are payable in varying monthly installments.

      LONG-TERM MATURITIES - Long-term obligations are scheduled to mature as
      --------------------
         follows (in thousands of dollars):

                      YEAR ENDED APRIL 30,                            AMOUNT
                  ---------------------------                       ---------
                  1998                                              $   2,376
                  1999                                                  2,513
                  2000                                                  2,593
                  2001                                                  2,656
                  2002                                                  2,723
                  Thereafter                                           16,586
                                                                    ---------
                  Total                                                29,447
                  Less interest on capital leases                      15,447
                                                                    ---------

                  Total                                             $  14,000
                                                                    =========

  4.  INCOME TAXES

      The Company records deferred tax assets or liabilities at the end of each period which is determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized.

      The income tax provision is as follows (in thousands of dollars):

                      YEAR ENDED         YEAR ENDED            YEAR ENDED
                     APRIL 30, 1997     APRIL 30, 1996        APRIL 30, 1995
                     --------------     --------------        --------------
 Current:
   Federal               $1,067               $  911               $3,821
   State & Local            553                  420                1,304
 Deferred                 1,461                1,369                  613
                         ------               ------               ------
    Total                $3,081               $2,700               $5,738
                         ======               ======               ======

      The Company's effective income tax rate differs from the Federal statutory rate. The reasons for this difference are as follows (dollar amounts in thousands):

                                                           YEAR ENDED                    YEAR ENDED                 YEAR ENDED
                                                         APRIL 30, 1997                APRIL 30, 1996             APRIL 30, 1995
                                                    ----------------------        ----------------------        -------------------
                                                    AMOUNT              %         AMOUNT              %         AMOUNT           %
                                                    ------            ----       --------            ---       -------         ----
Federal statutory rate                              $2,436            34.0        $2,243            34.0        $4,878         34.0
Increases (reductions) due to:
   State & local taxes - net of
   Federal income tax benefit                          645             9.0           457             7.0           860          6.0
                                                    ------            ----        ------            ----        ------         ----
   Effective rate                                   $3,081            43.0        $2,700            41.0        $5,738         40.0
                                                    ======            ====        ======            ====        ======         ====

The significant elements of gross deferred tax assets and liabilities at April 30, 1997 and 1996 are as follows (dollar amounts in thousands):

                                            APRIL 30, 1997         APRIL 30, 1996
                                         --------------------   --------------------
                                             DEFERRED TAX           DEFERRED TAX
                                         ASSETS/(LIABILITIES)   ASSETS/(LIABILITIES)
                                         --------------------   --------------------
Allowance for doubtful accounts               $  3,734              $  4,193
Allowances for obsolete and
  slow-moving inventories                        1,300                 1,489
Customer deposit forfeitures                         5                    72
Other                                              (62)                  (45)
                                              --------              --------
Total current portion                            4,977                 5,709
                                              --------              --------

Capital leases                                   1,421                 1,367
Accelerated depreciation                          (570)               (1,132)
Other                                              815                   487
Net operating loss carryforwards                 9,168                11,213
                                              --------              --------
Noncurrent portion                              10,834                11,935
                                              --------              --------

Total                                         $ 15,811              $ 17,644
                                              ========              ========

      At April 30, 1997, the Company had Federal tax loss carryforwards aggregating approximately $21 million, which expire in 2007. Net operating loss carryforwards of approximately $3 million were utilized during the fiscal year ended April 30, 1997.

  5.  SHAREHOLDERS' EQUITY

      The Company's amended and restated Certificate of Incorporation provides that the authorized capital stock of the Company consists of 15 million shares of Common Stock, par value $.01 per share.

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

      The Company continues to account for the Option Plan using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting For Stock Issued To Employees" and its related interpretations. Effective with fiscal 1997, the Company is subject to the provisions of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a fair value method of calculating compensation expense related to stock-based compensation plans, and requires the disclosure of the pro forma effects of recording such expense. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following assumptions:

                      Volatility Rate                          5%
                      Risk-Free Interest Rate                  9%
                      Dividend Rate                            0%
                      Expected Term of Option In Years         5 years

      On a pro forma basis, net income and earnings per common share for fiscal 1997 and 1996 would have been $3,941 and $.79 and $3,895 and $.78, respectively.

      A summary of activity under the Company's stock option plans for the year ended April 30, 1997 is as follows:

                                                NUMBER OF        EXERCISE
                                                 SHARES        PRICE RANGE
                                              ----------     -----------------
           Balance - May 1, 1993                 555,555         $5.01
           Granted                                37,000         $9.00
                                              ----------     =================
           Balance - April 30, 1994              592,555     $  5.01 - $  9.00
                                              ==========     =================
           Granted                                93,000     $12.50 - $18.75
           Exercised                              (2,075)        $9.00
                                              ----------     -----------------
           Balance - April 30, 1995              683,480     $  5.01 - $18.75
                                              ==========     =================
           Granted                               322,500     $20.50 - $35.00
           Exercised                             (10,041)    $ 9.00 - $12.50
           Canceled                              (19,734)        $20.50
                                              ----------     -----------------
           Balance - April 30, 1996              976,205     $  5.01 - $35.00
                                              ==========     =================
           Granted                               213,000     $18.125-$28.00
           Exercised                              (2,400)        $  9.00
           Cancelled                            (169,710)    $20.50 - $35.00
                                              ----------     -----------------
           Balance - April 30, 1997            1,017,095     $  5.01 - $28.00
                                              ==========     =================

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

  7.  COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES
      ----------------

      The Company is obligated under various noncancelable operating leases covering stores and two warehouses which provide for minimum rentals plus, in certain instances, real estate taxes, other expenses and additional rentals based on sales levels. Future minimum lease payments under these operating leases are as follows (in thousands of dollars):

                 YEAR ENDING APRIL 30,                        AMOUNT
                 ---------------------                        ------
                         1998                               $  14,134
                         1999                                  14,321
                         2000                                  13,999
                         2001                                  13,576
                         2002                                  13,001
                     2003 - 2007                               37,485
                     2008 - 2012                               14,389
                     2013 - 2017                                4,875
                     2018 - 2022                                2,232
                         2023                                     155
                                                            ---------
                         Total                              $ 128,167
                                                            =========

      RENT EXPENSE
      ------------

      Rent expense for operating leases aggregated approximately $13,697,000, $13,197,000, $10,883,000 (net of sub-lease income of approximately $507,000, $541,000 and $495,000) for the years ended April 30, 1997, 1996 and 1995, respectively. These amounts include additional rental payments of approximately zero, $12,000 and $51,000, respectively, which are based on store sales.

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

      Total expenses related to these plans aggregated approximately $1,751,000, $1,658,000 and $1,497,000, respectively, for the years ended April 30, 1997, 1996 and 1995.

      LITIGATION
      ----------

      The Company is involved in various proceedings incidental to the normal course of their business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations.

      EMPLOYMENT AGREEMENTS
      ---------------------

      The Company, in May 1995, renewed its three-year employment agreements with certain senior executives of the Company. Such employment agreements, all of which terminate in April 1998, required first year annual compensation in the aggregate of $770,000 with annual increases subject to a Consumer Price Index formula, as defined in the agreements, or the discretion of the Board of Directors.

      Also, such executives were granted 165,000, 55,000 and 30,000 options during fiscal 1997, 1996 and 1995, respectively to purchase shares of common stock issuable pursuant to the 1992 Stock Option Plan, which was adopted by the Company. Such options vest over a three-year period.

      In addition, during a prior year, such executives were granted 555,555 options (at the then fair values) to purchase shares of common stock issuable pursuant to the 1992 Stock Option Plan, which was adopted by the Company. Such options vest at the sole discretion of the Board of Directors, but in any event, no later than ten years from the date of grant. Approximately one-half of such options were issued and fully vested at the date of grant. Subsequent thereto, an additional 23,150 and 162,035 options became vested in June 1994 and May 1995, respectively. At April 30, 1997, 92,591 options remained unvested.

  8.  QUARTERLY FINANCIAL DATA (UNAUDITED)

            YEAR ENDED        FIRST    SECOND    THIRD   FOURTH
          APRIL 30, 1997     QUARTER  QUARTER   QUARTER  QUARTER     TOTAL
       --------------------- -------- --------- -------- -------- -----------

       Sales                 $62,659  $ 63,722  $63,294  $ 61,500    $251,175
       Gross Margin          $20,361  $ 21,138  $21,249  $ 20,997    $ 83,745
       Net Income            $   445  $  1,059  $   968  $  1,613    $  4,085
       Net Income Per Share  $  0.09  $   0.21  $  0.19  $  0.33     $   0.82

            YEAR ENDED        FIRST    SECOND    THIRD   FOURTH
          APRIL 30, 1996     QUARTER  QUARTER   QUARTER  QUARTER     TOTAL
       --------------------- -------- --------- -------- -------- -----------

       Sales                 $57,468  $ 57,966  $56,292  $ 57,779    $229,505
       Gross Margin          $19,927  $ 19,885  $18,048  $ 18,663    $ 76,523
       Net Income            $ 1,534  $  1,504  $   335  $    522    $  3,895
       Net Income Per Share  $  0.31  $   0.30  $  0.07  $   0.10    $   0.78


      Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares and share equivalents outstanding during each period.

  9.  SUBSEQUENT EVENT

      On July 9, 1997, the Company announced that it has received a proposal from a group consisting of its senior management and majority stockholders to purchase, through a one-step merger transaction, the approximately 20% of the Company's outstanding Common Stock, par value $.01 per share, owned by the public for $24.00 per share.

 10.  SUPPLEMENTAL INFORMATION

      Advertising expense for the years ended April 30, 1997, 1996 and 1995 was approximately $23,581,000, $23,273,000, and $20,097,000, respectively.



                                 * * * * * *