Form 10-K/A
period 1997-04-30
SEAMAN FURNITURE CO INC
filed 1997-08-29
CIK 770504

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

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

                         SEAMAN FURNITURE COMPANY, INC.
                         ------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                       11-2751205
             ----------------------------------    -------------------------
             (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)        IDENTIFICATION NUMBER)

             300 CROSSWAYS PARK DRIVE
             WOODBURY, NEW YORK                                    11797
             --------------------------------------------      --------------
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

             REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (516)  496-9560
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

     YES  X   NO
         ---     ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.[ ]

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

     YES  X   NO
         ---     ---

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

     "The Package/(R)/" is an important element of Seaman's merchandising strategy. In the 1970s, Seaman's stores implemented "The Package/(R)/" concept, which encourages the purchase of a collection of complementary furniture items at a significant savings compared to the already competitive prices of the individual items in the collection. In the stores, furniture is displayed in model room settings that present the furniture as coordinated collections in a home environment, which enables customers to more easily envision the furniture in their own homes, in addition to encouraging the purchase of multiple pieces of furniture in one transaction. Seaman's mass media advertising campaigns emphasize the value in this merchandising concept. The majority of the dollar value of all merchandise sold over each of the last three fiscal years was sold as part of a package of merchandise.

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

     The Company operates three warehouses to store its inventories of merchandise which are located in Woodbridge, New Jersey (the "Woodbridge warehouse"), Central Islip, New York (the "Islip warehouse") and Cleveland, Ohio (the "Cleveland warehouse"). The Woodbridge warehouse, which is approximately 450,000 square feet, is a leased facility. It services Seaman's seven New Jersey stores, its eight Philadelphia area stores and five of its New York stores. Approximately 39% of Seaman's sales in fiscal 1997 were delivered from this facility. The Islip warehouse is owned and operated by the Company and has approximately 248,000 square feet that services Seaman's stores in Connecticut and its remaining New York stores. Approximately 30% of the Company's sales in fiscal 1997 were delivered from this facility. The Cleveland warehouse, which is a leased facility, is approximately 100,000 square feet and services the Ohio stores. Approximately 5% of Seaman's sales were delivered from this facility. The term on this lease expires on May 30, 1998. See "Properties". The balance of the inventory is stored with and delivered from either a public warehouse or certain suppliers who store and deliver goods for the Company. The Company believes that these warehouses will be sufficient to support Seaman's deliveries in its existing market areas over the next two fiscal years.

     In April 1996 the Company converted its Islip warehouse to a full radio frequency inventory control system ("RF System"). The Company converted its Woodbridge warehouse to a similar RF System in August 1996. The Company has no plans to convert its Cleveland warehouse to an RF System in the near future.

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

ADVERTISING AND PROMOTIONS

     The Company believes it enjoys widespread name recognition in the greater New York and Philadelphia metropolitan market areas, primarily due to intensive, ongoing mass media advertising campaigns utilizing the Company's trademarks "Seaman's/(R)/," "See Seaman's First/(R)/," "Seaman's Plus/(R)/" and "The Package/(R)/." Advertising and sales promotions are important parts of Seaman's overall merchandising strategy, emphasizing the reputation of the Company as a quality retailer and the value of "The Package/(R)/" concept of merchandising. See "Business -

Marketing and Merchandising." Approximately 59% of Seaman's advertising budget for fiscal 1997 was for advertising in major New York, Philadelphia and Cleveland metropolitan area newspapers and for the distribution of color circulars in newspapers, while the majority of the remaining 41% was for local television and radio advertising. Historically, the Company has not used direct mail as a significant part of its advertising programs.

     The Company continues to offer and advertise credit and product promotions on a regular basis. Seaman's product promotions usually offer discounted prices on specific individual items and on items that are merchandised together in "The Package/(R)/" approach.

     One of Seaman's most successful promotions has been its "No/No/No" campaign, which offers qualifying customers the use of the Company's proprietary credit card with no down payment (exclusive of sales tax and delivery charges), deferred payments and interest free terms for a specified period, generally three to four months, on certain purchases. These promotions not only serve to bolster sales but have the added effects of providing additional customers for its proprietary credit card program and an increased possibility that customers will become repeat customers through continued use of their Seaman's credit card. See "Business - Credit Operations."

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

CREDIT OPERATIONS

     The Company offers its customers the option to make purchases using cash, the Company's proprietary credit card or other major credit and charge cards (MasterCard, Visa, Optima and Discover credit cards and the American Express card). Generally, the Company requires a deposit covering sales tax and delivery charges when a sale is made, with the balance payable upon or prior to delivery of the merchandise.

     The Company had provided in-house credit for its customers since the early 1980s. On August 5, 1997, the Company consummated the sale of substantially all of its customer accounts receivable to Household Bank (Nevada), N.A. ("Household") for net proceeds of approximately $70 million. In connection therewith, the Company also entered into a Merchant Agreement with Household, dated August 1, 1997 with an effective date of August 5, 1997, pursuant to which Household will provide revolving credit financing to individual qualified customers of the Company through the issuance of a Seamans proprietary credit card. The Company's proprietary credit card is offered to qualified customers for the purchase of merchandise at any of Seaman's stores. The Company currently offers special credit terms to its cardholders on a promotional basis, such as no down payment on the furniture, deferred payments and interest free promotions under the "No/No/No" program. See "Business - Advertising and

Promotions." Those customers who are approved for credit and utilize the Company's own proprietary credit card, may spend up to their approved credit limit on furniture purchases with a nominal down-payment. Convenient, in-store credit approvals for Seaman's customers are processed in a matter of minutes.

SEASONALITY AND CYCLICALITY

     The Company's business generally is not subject to significant seasonal variations. However, the Company's business is significantly influenced by the general economy, consumer confidence and disposable income, and the housing markets in the areas where its stores are located.

TRADEMARKS

     The Company's name is well established in the greater New York and Philadelphia metropolitan markets served by the Company's stores, and management believes that the reputation of that trade name is important. The Company and its subsidiaries do not have any material patents or trademarks, except for the Company's trademarks "The Package/(R)/," "See Seaman's First,/(R)" "/Seaman's Plus/(R)/" and "Fabric Bond." The Company is in the process of registering an additional trademark, "The Sensible Way to a Beautiful Home./TM/"

EMPLOYEES

     As of April 30, 1997, the Company had 1,104 full-time employees. Four collective bargaining agreements with Local 875 of the International Brotherhood of Teamsters ("Local 875") are currently in force. Contracts covering the employment of the New York, New Jersey, Connecticut and Philadelphia sales staff, the New York, New Jersey, Connecticut, Philadelphia store porters and certain Islip and Woodbridge warehouse staff are due to expire on January 2, 2000, March 1, 2000, December 29, 1998 and August 15, 2000, respectively.
Except for the Islip union members, who receive health coverage from a Company sponsored plan under the collective bargaining agreements with Local 875 the Company contributes to the union's welfare and pension funds. For its nonunion employees, the Company provides health, dental, life and disability insurance coverage. The Company also has a defined contribution 401(k) savings plan covering nonunion employees. The Company has never had a strike or work stoppage.

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

PROPOSAL TO TAKE THE COMPANY PRIVATE

     SFC Merger Company, a Delaware corporation controlled by a group consisting of the Company's senior management and majority stockholders, M.D. Sass Associates, Inc., T. Rowe Price Recovery Fund, L.P., and Carl Marks Management Co. L.P., executed a merger agreement (the "Merger Agreement") with the Company on August 13, 1997. The Merger Agreement provides for, among other things, cash consideration of $25.05 per share for each share of the Company's outstanding common stock. Under the terms of the Merger Agreement, the Company will survive the merger and be owned by the majority stockholders and the current senior management of the Company. The Merger Agreement was approved by a special committee of the Board of Directors of the Company consisting of two independent directors. The special committee received a fairness opinion from Wasserstein Perella & Co, Inc. The Merger Agreement is subject to certain conditions, including financing and stockholder approval.

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


ITEM 3.                         LEGAL PROCEEDINGS
                                -----------------

     The Company from time to time is involved in legal proceedings and litigation incidental to the normal course of the Company's business. The Company believes that the ultimate disposition of these proceedings and ligitation will not materially adversely affect the Company's financial position.


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

                              ===========  =============  ============      ============     ============
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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
                 ----------------------------------------------

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Information," the Consolidated Financial Statements and Notes thereto and the other information included elsewhere in this Form 10-K/A.

     The Company's fiscal year ends on April 30. Fiscal years are identified according to the calendar year in which they end. For example, the fiscal year ended April 30, 1997 is referred to as "fiscal 1997."

OVERVIEW

     The Company is engaged in a single line of business, the retail sale of residential furniture, and the Company's revenues are principally derived from such sales. The Company also has a proprietary credit card program which is operated to promote its furniture business. For fiscal 1997, net finance charge income from the Company's credit card operations represented 5.1% of net sales, however, as of August 5, 1997 when the Company sold its customer accounts receivables, the Company will not generate finance income from sales using the proprietary credit card. See "- Subsequent Events."

     The Company's most significant category of operating expenses is the cost of sales, which includes the cost of goods sold, warehousing, distribution and delivery (net of delivery charges to customers) expenses, rent and depreciation for the stores and buying staff expenses, including payroll. The category of selling, general and administrative expenses is the other significant element in the Company's cost structure. This includes store (excluding rent and depreciation) expenses, advertising, corporate administration (excluding buying staff) expenses and the costs of the credit card program.

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

Fiscal Year Ended April 30, 1996 Compared to Fiscal Year Ended April 30, 1995
-----------------------------------------------------------------------------

     Net sales for fiscal 1996 of $229.5 million increased by $13.6 million (or 6.3%) compared to net sales for fiscal year 1995. The increase resulted from the opening of nine new stores commencing in September 1995. Comparable store sales for fiscal 1996 were $204.8 million, a decrease of $11.1 million (or - 5.1%) compared to comparable store sales of $215.9 million for fiscal 1995. Management believes that this decrease is primarily attributable to the weak sales environment in the furniture industry and severe winter weather conditions in the Company's markets.

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

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 1997, the Company had working capital of $67.5 million. The Company's principal sources of liquidity are earnings before income taxes, depreciation and amortization, and prior to its termination on July 30, 1997, borrowings, if any, under the $40 million Revolving Credit and Security Agreement (the "Loan Agreement") with the Bank of New York Commercial Corporation and Fleet Bank, N.A. (as Successor-by-Merger to NatWest Bank N.A.) as lenders (the "Lenders"). The Company's principal uses of cash are working capital needs, capital expenditures and debt service obligations, including capitalized lease costs.

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

     The Company entered into the $40 million Loan Agreement on April 29, 1996. The term of the Loan Agreement was three years. The Company granted to the Lenders a security interest in the Company's customer receivables and all General Intangibles as defined in the Loan Agreement. The Loan Agreement contained covenants and provisions which are customary for a secured revolving credit facility. The funds available under the Loan Agreement were primarily for capital expenditures and general corporate purposes. The Company terminated the

Loan Agreement on July 30, 1997 in connection with the sale of its customer accounts receivables.

     At the same time that the Company entered into the Loan Agreement, it redeemed certain receivables- backed securities designated "8.10% Class A Credit Card Participation Certificates, Series 1995-1" in the amount of $20 million, from a third party investor not affiliated with the Company. These Certificates were issued in April 1995 by the Seaman Furniture Credit Card Master Trust which was originated by Seaman Receivables Corporation, a wholly owned special purpose finance subsidiary of the Company.

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

SUBSEQUENT EVENTS

     On August 5, 1997, the Company consummated the sale of substantially all of its customer accounts receivable to Household for net proceeds of approximately $70 million. In connection therewith, the Company also entered into a Merchant Agreement with Household, dated August 1, 1997 with an effective date of August 5, 1997, pursuant to which Household will provide revolving credit financing to individual qualified customers of the Company through issuance of the Company's proprietary credit card and will provide services to existing credit customers. The Company has terminated its Service Agreement with SPS Payment Systems, Inc. which had provided services since April 1994 with regard to the Company's proprietary credit card program.

     The Company entered into a commitment letter dated July 31, 1997 with Heller Business Credit, a division of Heller Financial, Inc., to provide a five-year term loan for $10 million and a five-year revolving credit facility for $25 million collateralized by eligible inventory of the Company (the "Heller Loan Facility"). It is expected that final documentation for the loan will be consummated at the effective time of the merger.

     The Company currently expects that the borrowings under the Heller Loan Facility will be sufficient to meet the Company's planned capital expenditures, long-term debt (composed of capital lease obligations and principal on the Company's mortgage and repayments on the term loan) and currently anticipated working capital requirements through the end of fiscal 1999 without
consideration of uncertainties surrounding the Merger Agreement.   See
"Business -Proposal to take the Company Private."

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     With the exception of the historical information contained in this report, the matters described herein contain forward-looking statements that involve risk and uncertainties including but not limited to economic and competitive factors outside of the control of the Company. These factors more specifically include: competition from other retail stores, continuing strong economic conditions, especially in the northeastern United States and the Company's ability to identify consumer preferences with regard to its merchandise mix. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     See Index to Financial Statements and Exhibits, which appears on Page F-1 hereof.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
                     --------------------------------------

     None.


                                   PART III.
                                   ---------

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND
                        CONTROL PERSONS OF THE REGISTRANT
                        ---------------------------------

DIRECTORS

          Barry J. Alperin, 57, a Director of the Company since November 23, 1992, is a private consultant. He was Vice Chairman of Hasbro, Inc. from 1990 until his retirement on July 31, 1995, and a member of its Board of Directors from 1988 until May 1996. Mr. Alperin was Chief Operating Officer and Executive Vice President of Hasbro, Inc. from 1989 to 1990, and from 1985 to 1988 he was a Senior Vice President - Corporate. Prior to that, he was a Partner with the law firm of Fenwick, Davis & West in New York. Mr. Alperin has an L.L.B. from Harvard Law School, an M.B.A. from the Amos Tuck School of Business, and a B.A. from Dartmouth College. He is also a director of Henry Schein, Inc.

          Leo Peraldo, 62, has been a Director of the Company since October 14, 1992. He is currently President of Family & Business Insurance Center, Inc. He was the Vice President of Finance for Klaussner Furniture Industries, Inc., one of the major furniture manufacturers in the United States until December 31, 1992 when he retired. He has over twenty years experience in the furniture industry. Mr. Peraldo has a B.S. degree from Texas Christian University.

          Alan Rosenberg, 47, has been the President and Chief Executive Officer of the Company and a Director of the Company since October 14, 1992. From June 1992 until his current appointment with the Company, Mr. Rosenberg worked for Ametex Fabrics, a division of Masco Industries. Prior to that, he had been employed by the Company since 1971. He was a buyer from 1971 to 1980, Soft Lines Merchandise Manager from 1980 to 1985, Vice President - Soft Lines from 1985 to 1990, and Senior Vice President - General Merchandise Manager from 1990 to June 1992. Mr. Rosenberg holds a B.S. Degree from the State University of New York at Albany.

          James B. Rubin, 43, has been a Director of the Company since June 28, 1994, and is Co-Chairman and Chief Investment Officer of Resurgence Asset Management, L.L.C. ("Resurgence"), a successor company to M.D. Sass Associates, Inc.'s restructured securities division, Sass Lamle Rubin & Co., of which he was co-founder in 1989. Previously, he was principal of J.B. Rubin & Company, an investment management and financial advisory firm. From 1985 to 1986, Mr. Rubin was Senior Financial Analyst with Smith Vasilou Management Company, an investment firm specializing in troubled companies. Mr. Rubin graduated from Cornell University in 1975 with an undergraduate degree in Industrial Engineering. He is also a director of Computervision Corporation and Corporate Renaissance Group, Inc.


          Kim Z. Golden, 42, a Director of the Company since October 14, 1992, is an Executive Vice President of T. Rowe Price Recovery Fund Associates, Inc. ("Associates"). Prior to joining Associates in 1991, Mr. Golden was a Vice President in the Corporate Finance Department at Chemical Bank ("Chemical"). From 1986 to 1991, he served in various capacities at Chemical, emphasizing valuation, leveraged buyouts, and mergers and acquisitions. Prior to joining the Corporate Finance Department in 1986, he was a Managing Consultant in Chemical's Foreign Exchange Advisory Service, advising Fortune 100 companies on international financial risk management. From 1979 to 1981, Mr. Golden worked in the Office of International Monetary Affairs at the United States Treasury Department. Mr. Golden has a B.A. and a B.Mus. from Oberlin College and an M.P.A. from the Woodrow Wilson School of Public and International Affairs, Princeton University.

          Robert C. Ruocco, 38, a Director of the Company since October 14, 1992, has been, since 1993, a general partner of Carl Marks Management Co., L.P. ("Carl Marks"), an investment advisory firm, which acts as general partner to various investment partnerships, and an executive officer of an investment advisory affiliate of Carl Marks. From July 1989 through 1992, Mr. Ruocco was employed by M.J. Whitman, L.P., a registered broker dealer, prior to which he was a Vice President in the Corporate Finance Division of Chemical Bank, specializing in restructurings and reorganizations. Mr. Ruocco served in various capacities at Chemical Bank beginning in November 1984 and began his professional career in August 1980, when he joined the management training program at Manufacturers Hanover Trust Company. He graduated from Dartmouth College in 1980 with an A.B. Degree in Economics.


EXECUTIVE OFFICERS

     The following table sets forth information relating to each of the executive officers and other significant employees of the Company:

Name                   Age  Position(s) with the Company
----                   ---  ----------------------------

Alan Rosenberg          47  President, Chief Executive Officer and Director

Steven H. Halper        52  Executive Vice President - Chief Operating Officer and Secretary

Peter McGeough          43  Executive Vice President - Chief Administrative and Financial
                            Officer

Donald S. Leibowitz     47  Vice President - Operations

 Thomas A. Martinez     50  Vice President - Merchandising

Coleen A. Colreavy      32  Vice President - Corporate Controller and Chief Accounting
                            Officer

Robert N. Webber        42  Vice President - General Counsel and Assistant Secretary

     Alan Rosenberg has been the President and Chief Executive Officer of the Company and a Director of the Company since October 14, 1992. From June 1992 until his current appointment with the Company, Mr. Rosenberg worked for Ametex Fabrics, a division of Masco Industries. Prior to that, he had been employed by the Company since 1971. He was a buyer from 1971 to 1980, Soft Lines Merchandise Manager from 1980 to 1985, Vice President - Soft Lines from 1985 to 1990, and Senior Vice President - General Merchandise Manager from 1990 to June 1992. Mr. Rosenberg holds a B.S. degree from the State University of New York at Albany.

     Steven H. Halper, Executive Vice President - Chief Operating Officer and Secretary of the Company. He has been Executive Vice President - Chief Operating Officer since October 14, 1992, and has been Secretary since September 1, 1993. From March 1992 until October 1992, Mr. Halper was a consultant to the furniture industry. Prior to that, he had been employed by the Company since 1968. He was General Merchandise Manager of the Company from 1976 until 1984 and was elected Senior Vice President - Operations and Secretary in June 1985. He holds a B.S. degree from the Wharton School of Business, University of Pennsylvania.

     Peter McGeough, Executive Vice President - Chief Administrative and Financial Officer of the Company, has been employed in that capacity since October 14, 1992. From June 1992 until October 1992, Mr. McGeough was Vice President - Controller at Brooks Fashion Stores, a specialty retailer. Mr. McGeough was Vice President - Finance of the Company from April 1990 to June 1992. Prior to that, he was Vice President - Controller at Brooks Fashion Stores and Vice President - Finance at Fortunoff's, a home furnishings retailer. He has a B.A. (honors) and M.A. (honors) from University College, Dublin, Ireland.

     Donald S. Leibowitz has been Vice President - Operations since November 2, 1992. From June 1992 until his appointment on November 2, 1992, he was Vice President of Operations for Pergament Home Centers. Prior to that, Mr. Leibowitz had been employed by the Company since September 1988. Mr. Leibowitz was Vice President of Operations at Folz Vending and spent fourteen years with Abraham & Strauss, a division of Federated Department Stores. Mr. Leibowitz holds a B.S. degree from Long Island University.

     Thomas A. Martinez, Vice President - Merchandising, has been employed by the Company since April 13, 1991. From February 1989 to April 1991, he worked in the furniture industry as an import specialist; from March 1987 to February 1989, he was Vice President of Purchasing for Norman Harvey Associates. Mr. Martinez was a buyer for the Company from March 1981 to March 1987. Prior to that, he was a buyer for Sachs New York, a furniture retailer, and spent seven years as an over-the-counter trader and an arbitrage trader for First

Manhattan Securities. He attended Mercy College in Dobbs Ferry, where he majored in Marketing.

     Coleen A. Colreavy, Vice President - Corporate Controller and Chief Accounting Officer, has been employed by the Company since March 1989. She became Corporate Controller in January 1993. Ms. Colreavy previously held the positions of Assistant Controller, Budget Manager and Financial Reporting Manager. Prior to joining the Company, she was employed by the accounting firm of Touche Ross. Ms. Colreavy is a certified public accountant and holds a B.S. (honors) from St. John's University.

     Robert N. Webber, Vice President - General Counsel and Assistant Secretary, has been employed in that capacity since March 1, 1995. From September 1993 until February 1995, Mr. Webber was on retainer with the Company while attending an L.L.M. program at Pace University Law School. Prior to that, he had been employed by the Company since 1983. He was the Assistant General Counsel of the Company from 1983 until March 1989, when he was elected Vice President - General Counsel and was elected Secretary in 1992. He holds J.D. and L.L.M. degrees from Pace University Law School and a B.A. from New York University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company and written representations of all directors and executive officers that no other reports were required with respect to their beneficial ownership of Common Stock during the fiscal year ended April 30, 1997, the Company's directors and executive officers and all beneficial owners of more than 10% of the Common Stock outstanding complied with all applicable filing requirements under Section 16(a) of the Securities and Exchange Act of 1934 with respect to their beneficial ownership of Common Stock during the fiscal year ended April 30, 1997, except with respect to the following filings:
Mr. Rosenberg, Mr. Halper and Mr. McGeough each failed to file a report on Form 5 relating to four transactions on a timely basis, Mr.Webber and Ms. Colreavy each failed to file a report on Form 5 relating to two transactions on a timely basis, and Mr. Alperin and Mr. Peraldo failed to file a report on Form 5 relating to one transaction on a timely basis.


ITEM 11.                EXECUTIVE COMPENSATION
                        ----------------------

     The following table summarizes the compensation awarded to, earned by or paid to the Chief Executive Officer and the four other most highly compensated executive officers during the fiscal year ended April 30, 1997 for services rendered in all capacities to the Company.



                                                                                   Long Term
                                                                               ------------------
                                     Annual Compensation                          Compensation
                                  -------------------------                    ------------------
=================================================================================================
                                                                               Shares Underlying
                                                                                    Options

                                                   Bonus($)  Other Annual         (Number of
Name                              Year  Salary($)    (1)     Comp.($)(2)           Shares)

Alan Rosenberg                    1997   309,514         0         31,598                      0
President & CEO                   1996   300,216         0         21,124                 60,000
                                  1995   283,669   325,000         17,065                 20,000

Steven Halper                     1997   242,592         0          7,401                      0
COO & Executive Vice President    1996   235,216         0          8,449                 52,500
                                  1995   216,574   275,000          7,866                 17,500

Peter McGeough                    1997   242,592         0          9,583                      0
CFO & Executive Vice President    1996   235,216         0          8,180                 52,500
                                  1995   216,574   275,000         10,267                 17,500

Thomas Martinez                   1997   138,908     8,000          3,224                      0
Vice President - Merchandising    1996   133,971         0          3,316                  6,000
                                  1995   127,755    35,000          4,892                  9,000

Donald Leibowitz                  1997   128,682     7,500          4,372                      0
Vice President - Operations       1996   123,890         0          3,138                  6,000
                                  1995   117,107    33,000          4,981                  8,000
=================================================================================================

     (1) Bonuses earned for each of fiscal 1997 and 1995 were paid in fiscal 1998 and 1996 respectively. Stock options earned for each of fiscal 1996 and 1995 were granted in fiscal 1997 and 1996, respectively.

     (2) For Messrs. Rosenberg, Halper, McGeough, Martinez, and Leibowitz, "Other Annual Compensation" includes monies paid to each for automobile expenses, life insurance, and medical insurance.

COMPENSATION OF DIRECTORS

     Each director of the Company, who is not an executive officer or principal stockholder or is not a representative of a principal stockholder of the Company or any of its subsidiaries nor affiliated with a stockholder, is paid an annual base retainer fee of $25,000 and a fee of $1,500 for each sub-committee meeting attended. Each director, who represents a principal of the Company or any of its subsidiaries or affiliated with such a stockholder, is paid an annual base retainer fee of $10,000. Members of the Board of Directors, who are also employees of the Company or any of its subsidiaries, receive no additional compensation for service on the Board.

     The Amended and Restated 1992 Stock Option Plan provides that options to purchase Common Stock may be issued to directors who are not employees of the Company. See "Executive Compensation - The Company's Amended and Restated 1992 Stock Option Plan."

OPTION GRANTS IN LAST FISCAL YEAR

None.

FISCAL YEAR END OPTION VALUES

          The following table sets forth certain information regarding the total number of stock options held by each of the named executive officers, and the aggregate value of such stock options, on April 30, 1997. No options were exercised by any of the named executives during the fiscal year ended April 30, 1997.


                AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES
                       ---------------------------------

                                                      Number of Shares Underlying     Value of Unexercised In-the Money
                                                          Unexercised Options                    Options at
                                                           at Fiscal Year End                Fiscal Year End (1)
 =======================================================================================================================
       Name         Shares acquired   Value          Exercisable (#)  Unexercisable   Exercisable ($)     Unexercisable
                    on exercise (#)   Realized ($)                    (#)                                 ($)


Alan Rosenberg                   --             --          228,520         83,703           2,753,345          536,666

Steven Halper                    --             --          178,056         68,610           2,082,502          402,489

Peter McGeough                   --             --          178,056         68,610           2,082,502          402,489

Thomas Martinez                  --             --           22,500          7,000             123,550                0

Donald Liebowitz                 --             --           18,434          6,666              94,150                0
=======================================================================================================================

     (1) The closing price of the Company's Common Stock on the Nasdaq National Market on April 30, 1997 was $19.50 and is used in calculating the value of unexercised options.


EMPLOYMENT AGREEMENTS

     The Company renewed the Employment Agreements (collectively, the "Employment Agreements") with each of Messrs. Rosenberg, Halper and McGeough (each individually an "Executive" and, collectively, the "Executives"), each having a three (3) year term which commenced as of May 1, 1995 (the "Commencement Date") and ends as of April 30, 1998, with automatic renewals for consecutive terms of one year each, unless terminated by either party at least 90 days prior to the end of the existing term. Mr. Rosenberg's annual salary during the first year of the Employment Agreement was $300,000; Mr. Halper's annual salary during the first year was $235,000; and Mr. McGeough's annual salary during the first year was $235,000. The Employment Agreements provide that, on each anniversary of the Commencement Date, each Executive's annual salary shall be increased by an amount determined by multiplying the Executive's annual salary for the preceding year by the percentage increase of the consumer price index for that year. The Executives shall be eligible for a minimum bonus (the "Minimum Bonus") for each completed fiscal year of his employment. This Minimum Bonus is calculated pursuant to a matrix established by the Board. The matrix sets forth various potential bonus amounts based on the Company's financial results. The Employment Agreements provide that the Board establish a new matrix prior to each April 30 for the next succeeding fiscal year. Additionally, prior to the first anniversary of the Commencement Date, and prior to each such anniversary thereafter, the Board of Directors is obligated to review the salary and benefits of each Executive payable under the Employment Agreements and, in its discretion, after consideration of an Executive's performance, the profitability and financial position of the Company, and any other factors they deem appropriate, the Board of Directors may, by a majority vote, agree in its absolute sole discretion to increase the salary of an Executive by more than the consumer price index increase and/or to
pay a bonus greater than the Minimum Bonus.   Mr. Rosenberg's current annual
salary is $317,030; Mr. Halper's current annual salary is $248,422; and Mr. McGeough's current annual salary is $248,422.

     The Company, at its expense, provides each of the Executives, so long as they remain employed by the Company, with an automobile. It also provides the Executives with coverage under all employee benefit plans (excluding any bonus, profit sharing or similar programs) in accordance with the terms thereof, which the Company makes available to its senior executives, and provides the Executives with supplemental medical insurance to cover the cost of any co-payment obligations. For as long as an Executive is insurable, the Company will provide and pay for term life insurance, payable to the Executive's designated beneficiary, which is in addition to any other life insurance available to employees of the Company. In the case of Mr. Rosenberg, the life insurance is in the amount of $1,000,000. For each of Messrs. Halper and McGeough, it is in the amount of $750,000.

     The Employment Agreements provide that the Company grant options to purchase up to 60,000 shares of Common Stock of the Company to Mr. Rosenberg and options to purchase up to 52,500 shares of Common Stock of the Company to each of Messrs. Halper and McGeough. Originally, these options were to vest in equal amounts on each of May 1, 1996, May 1, 1997 and May 1, 1998 at exercise prices of $24.00, $29.00 and $35.00 per share respectively. Upon the recommendation of the Compensation Committee, the Board of Directors approved the cancellation of these options on July 25, 1996. The Board of Directors had approved the issuance of an identical number of new options to the Executives at strike prices of $21.00, $24.50 and $28.00 per share, vesting in equal amounts over three (3) years commencing May 1, 1997, a year later than the original grants were to begin vesting.

     The Company may terminate an Executive's employment at any time for any reason. If an Executive's employment is terminated other than (i) for Cause (as defined in the Employment Agreements; however, see "Change in Control" also in the Employment Agreements), (ii) as a result of the Executive's death or (iii) as a result of the Executive's permanent disability, or if the Executive terminates his employment for Good Reason (as hereinafter defined), prior to the termination date of the Employment Agreements, he shall be entitled to continue to receive his then current salary for a period of two years following termination, in addition to continued coverage under the various benefit programs.

     Good Reason is defined in the Employment Agreements as any one of the following events occurring and the Company failing to cure within ten days: (i) any material breach by the Company of any provision of the Agreements; (ii) any material diminution by the Company of the Employee's duties or responsibilities; or (iii) any Change in Control.

     Change of Control is defined in the Employment Agreements as any time certain affiliates of M.D. Sass Associates, Inc., T. Rowe Price Recovery Fund, L.P. and Carl Marks Management Co., L.P. and any of their affiliates, or any one or more of them, do not constitute or do not have the right to constitute at least two members of the Board of Directors or any person or "group" becomes a beneficial owner of more than 50% of the voting stock of the Company.

CHANGE IN CONTROL ARRANGEMENTS

     The Company entered into severance agreements dated February 24, 1997 with Messrs. Martinez and Liebowitz (the "Severance Agreements") by which the named executive officer party to the agreement would receive one year's, nine months or six months of his annual salary if there were a Termination within 180, 181-270 or 271-365 days, respectively, after the effective date of a Change of Control.

     In addition, the Severance Agreements provide that the Company will pay the named executive officer, in accordance with the Company's severance policy, a severance payment of one week's salary for each year of service with the Company, provided that in no event will the total amount of such service based payment and the severance payment discussed above exceed one year's salary for such executive officer. Also, the Company will continue the employee benefits for that officer for three months, including health, medical and hospital insurance and automobile expense allowance, upon such Termination. All stock options granted to the named executive officer will immediately vest, to the extent they are unvested, upon such termination.

     The Severance Agreements become operative upon a Change of Control and terminate one year from each Change of Control.

     Change of Control is defined in the Severance Agreements to mean (i) the Company is merged, consolidated or reorganized into or with another corporation or person, and as a result none of M.D. Sass Associates, Inc., T. Rowe Price Recovery Fund, L.P. or Carl Marks Management Co., L.P., nor any of their respective affiliates, individually or in the aggregate, has the power to elect a majority of the board of directors of the surviving corporation and another person has such right; or (ii) the Company sells or otherwise transfers all or substantially all of its assets to another corporation or other legal person, and as a result of such sale or transfer none of M.D. Sass Associates, Inc., T. Rowe Price Recovery Fund, L.P. or Carl Marks Management Co., L.P., nor any of their respective affiliates, individually or in the aggregate, has the power to elect a majority of the board of directors of the purchasing entity immediately after such sale or transfer.

     Termination is defined by the Severance Agreements as, if after a Change of Control (i) employment is terminated other than for "Cause" (as defined in the Severance Agreement), or

(ii) salary is reduced or there is a material reduction in the duties attached to the executive officer's position with the Company and the executive officer terminates his employment with the Company.


THE COMPANY'S AMENDED AND RESTATED 1992 STOCK OPTION PLAN

     The purpose of the Amended and Restated 1992 Stock Option Plan is to attract and retain officers and key employees for the Company by providing to such persons incentives and rewards for superior performance. The total number of shares of the Company's Common Stock that may be issued under options granted pursuant to the Stock Option Plan is 1,500,000.

     Options granted under the Stock Option Plan are nonqualified stock options. No option shall be exercisable more than 10 years from the date of grant, nor are they transferable. The option price may be equal to, greater than or less than the fair market value of the Common Stock, as determined by the Compensation Committee, which administers the Amended and Restated 1992 Stock Option Plan. The Board may adjust the option price and the number or kind of shares covered by outstanding options if it determines it is necessary to prevent dilution or enlargement of the rights of optionees that could otherwise result from any (a) stock dividend, stock split, combination of shares or other change in the capital structure of the Company or (b) merger, consolidation, spin-off, reorganization, or other corporate transaction or event having an effect similar to any of the foregoing.

     At the discretion of the Compensation Committee, any stock option agreement may provide that if an optionee desires to sell any shares of Common Stock owned pursuant to an exercise of any option, he or she must give written notice to the Company, which shall constitute an offer to sell to the Company, the shares set forth in the notice on the same terms as the proposed sale. Also, the Compensation Committee may require any stock option agreement to provide that, upon an optionee's ceasing to be an employee of the Company for any reason, including death or retirement, it shall have the right to repurchase from the optionee any Common Stock of the Company then owned and to surrender for cancellation any unexercised options upon payment of the purchase price. The Amended and Restated 1992 Stock Option Plan also provides that, in the event of termination of employment by reason of death, disability, retirement, or any leave of absence approved by the Company, the Compensation Committee may waive or modify any limitation or requirement with respect to any award under the Amended and Restated 1992 Stock Option Plan.

     With respect to the Common Stock repurchased by the Company, the purchase price shall be determined by (a) multiplying the number of shares of Common Stock being repurchased by the Company by (b) the Current Market Price (as defined below) per share of Common Stock as of the date of the notice. With respect to the surrender of options, the purchase price shall be determined by
(a) multiplying the number of shares of Common Stock subject to such options or portion thereof being surrendered to the Company by (b) the difference between the Current Market Price per share of Common Stock as of the date of the notice and the option exercise price per share of Common Stock as of the date of the notice. "Current Market Price" shall mean, in respect of any share of Common Stock on any particular date, the average of the daily market prices for the previous 10 consecutive business days for a listing on the National Market System or the previous 30 days for a listing on the Nasdaq National Market. In the event there is no market for the shares or the Compensation Committee, in its sole discretion, determines that, on account of the lack of trading volume, the Current Market Price cannot be determined from the daily market prices, the Current Market Price shall mean the amount determined by an investment banker selected by the optionee from a list of at least three disinterested qualified investment bankers provided by the Compensation Committee.

     The Board may amend the Amended and Restated 1992 Stock Option Plan from time to time except that any increase in the number of shares of Common Stock issued under the Amended and Restated 1992 Stock Option Plan (except for the adjustments allowed regarding dilution or enlargement of an optionee's rights) or a change in who is eligible to receive options or otherwise cause Rule 16b-3 of the Securities Exchange Act of 1934 to cease to be applicable to the Amended and Restated 1992 Stock Option Plan requires stockholder approval.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     There were no Compensation Committee interlocks or insider participation in compensation during the last fiscal year.


ITEM 12.
                         SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT
                        --------------------------------

     The following tables furnish information as of August 15, 1997 as to: (i) shares of Company Common Stock beneficially owned by any person owning beneficially more than five percent (5%) of the outstanding shares; and (ii) shares of Company Common Stock beneficially owned by each director of the Company and shares of Company Common Stock beneficially owned by all directors and officers of the Company, as a group. (Except as indicated hereinafter, all such shares are beneficially owned directly by the person indicated in the table.)

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Name and Address                 Amount and Nature of       Percent
of Beneficial Owner            Beneficial Ownership(1)      of Class
-------------------            -----------------------      --------

M.D. Sass Associates, Inc.         1,726,361(2)             38.1%(2)
c/o Resurgence Asset
  Management, L.L.C.
1185 Ave. of the Americas
New York, NY  10036

T. Rowe Price Recovery               967,900(3)             21.3%(3)
 Fund, L.P.
100 E. Pratt Street
Baltimore, MD  21202

Carl Marks                           938,050(4)             20.7%(4)
Management Co., L.P.
135 E. 57th St.
New York, NY  10022

     (1) Each beneficial owner has sole voting and investment power, with respect to the shares listed, unless otherwise indicated.

     (2) M.D. Sass Associates, Inc. exercises voting power and investment power over these shares on behalf of certain client accounts and accounts managed by its affiliates with which such powers are shared . Additionally, M.D. Sass employees and affiliates have an indirect beneficial interest in certain of the client entities which own these shares. M.D. Sass disclaims beneficial ownership of shares owned by its clients. James B. Rubin shares voting and investment power in the above shares as a principal in M.D. Sass's restructured securities activities and with respect to shares included in the above total held by him as trustee for a defined contribution plan. Mr. Rubin disclaims beneficial ownership of these shares.

     (3) Represents shares owned of record and beneficially by T. Rowe Price Recovery Fund, L.P. ("Recovery Fund") directly. Associates, as the general partner of Recovery Fund, has the power to vote and dispose of such shares, and Kim Golden, as Executive Vice President of Associates, has the authority to act on behalf of Associates as to the voting and disposition of such shares. Accordingly, Associates and Mr. Golden share investment power with Recovery Fund as to the shares and may be deemed to be beneficial owners of the shares owned directly by Recovery Fund. Each of Associates and Mr. Golden disclaims beneficial ownership of the shares.

     (4) Represents 891,250 shares beneficially owned directly by two investment partnerships, of which Carl Marks is sole General Partner. The two general partners of Carl Marks, Messrs. Andrew M. Boas and Robert C. Ruocco, share the power to direct the voting and disposition of such shares. Accordingly, such shares may be deemed to be beneficially owned by both Carl Marks and by Messrs. Boas and Ruocco. In addition, an account managed by an affiliate of Carl Marks owns beneficially 46,800 shares of Common Stock, which shares may also be deemed to be beneficially owned by Messrs. Boas and Ruocco.

SECURITY OWNERSHIP OF MANAGEMENT

Name and Address                 Amount and Nature of        Percent
of Beneficial Owner             Beneficial Ownership(1)      of Class
-------------------             -----------------------      --------

  Barry J. Alperin                      8,000(2)                 .2%(2)
  Kim Z. Golden                       967,900(3)               21.3%(3)
  Steven H. Halper                    178,056(4)                3.4%(4)
  Peter McGeough                      184,056(5)                3.5%(5)
  Leo Peraldo                           8,000(6)                 .2%(6)
  Alan Rosenberg                      228,520(7)                4.4%(7)
  James B. Rubin                    1,726,361(8)               38.1%(8)
  Robert C. Ruocco                    938,050(9)               20.7%(9)

  Total Shares Owned by
   Directors and Executive
   Officers as a Group
   (13 individuals):                4,323,145(10)              93.4(10)

     (1) Each beneficial owner has sole voting and investment power with respect to the shares listed, unless otherwise indicated.

     (2) All of the 8,000 shares beneficially owned by Mr. Alperin are shares to which Mr. Alperin has the right to acquire beneficial ownership through the exercise of stock options.

     (3) These shares are owned by the Recovery Fund; voting and dispositive power is exercised through its sole general partner, Associates, which is a wholly owned subsidiary of T. Rowe Price Associates, Inc. Mr. Golden is Executive Vice President of Associates. Mr. Golden expressly disclaims beneficial ownership of such shares.

     (4) All of the 178,056 shares beneficially owned by Mr. Halper are shares to which Mr. Halper has the right to acquire beneficial ownership through the exercise of stock options.

     (5) Of the 184,056 shares beneficially owned by Mr. McGeough, 178,056 shares are shares as to which Mr. McGeough has the right to acquire beneficial ownership through the exercise of stock options, and 2,000 are owned by Mr. McGeough's spouse, of which Mr. McGeough expressly disclaims beneficial ownership.

     (6) All of the 8,000 shares beneficially owned by Mr. Peraldo are shares to which Mr. Peraldo has the right to acquire beneficial ownership through the exercise of stock options.

     (7) All of the 228,520 shares beneficially owned by Mr. Rosenberg are shares as to which Mr. Rosenberg has the right to acquire beneficial ownership through the exercise of stock options.

     (8) Shares voting power and investment power with affiliated persons and entities under common control for the benefit of clients owning these shares. Mr. Rubin expressly disclaims beneficial ownership of such shares. M.D. Sass employees and affiliates have an indirect beneficial interest in the certain client entities which own the shares.

     (9) Consists of shares beneficially owned by Carl Marks and an affiliated advisory firm of which Mr. Ruocco is a general partner and an executive officer, respectively. See Note 4 to table of Security Ownership of Certain Beneficial Owners and Management.

     (10) See the information in the footnotes set forth above.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


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

     (b)  Reports on Form 8-K
          -------------------

     The Company filed a report on Form 8-K on July 10, 1997 regarding the proposal by the Company's senior management and majority stockholders to take the Company private for $24 a share pursuant to Item 5 of Form 8-K.

     The Company filed a report on Form 8-K on August 15, 1997 regarding the sale of the customer accounts receivables pursuant to Item 2 of Form 8-K and the execution of the Merger Agreement pursuant to Item 5 of Form 8-K.

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

                         SEAMAN FURNITURE COMPANY, INC.



                         By: /s/ Alan Rosenberg
                             ----------------------------------------
                             Alan Rosenberg, President and
                             Chief Executive Officer

                         Date:  August    , 1997



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Alan Rosenberg
-----------------------------------------------------------------------
Alan Rosenberg, President, Chief Executive Officer                              Date:  August    , 1997
and Director


/s/  Peter McGeough
-----------------------------------------------------------------------
Peter McGeough, Executive Vice President, Chief Financial                       Date:  August    , 1997
and Administrative Officer


/s/  Steven H. Halper
-----------------------------------------------------------------------
Steven H. Halper, Executive Vice President,                                     Date:  August    , 1997
Chief Operating Officer and Secretary


/s/  Coleen A. Colreavy
----------------------------------------------------------------------
Coleen A. Colreavy, Vice President, Corporate Controller                        Date:  August    , 1997
and Chief Accounting Officer

                                   SIGNATURES
                                   ----------



/s/  Barry J. Alperin
-------------------------------------------------------------
Barry J. Alperin, Director                                                      Date:  August    , 1997


/s/  Kim Z. Golden
------------------
Kim Z. Golden, Director                                                         Date:  August    , 1997


/s/  Leo Peraldo
-------------------------------------------------------------
Leo Peraldo, Director                                                           Date:  August    , 1997


/s/  James B. Rubin
-------------------------------------------------------------
James B. Rubin, Director                                                        Date:  August    , 1997


/s/  Robert C. Ruocco
-------------------------------------------------------------
Robert C. Ruocco, Director                                                      Date:  August    , 1997

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

/s/ Deloitte & Touche LLP

June 27, 1997, except for Note 9,
for which the date of our report
is August 13, 1997

SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
-----------------------------------------------


CONSOLIDATED BALANCE SHEETS
APRIL 30, 1997 AND 1996 (IN THOUSANDS)
--------------------------------------

ASSETS                                               NOTES       1997            1996
------                                               -----       ----            ----

CURRENT ASSETS:

Cash and cash equivalents                               2       $   6,423       $   3,436
Accounts receivable (less allowance for
  doubtful accounts of $8,104 and
  $8,983, respectively)                             2,6,9          68,916          65,716
Merchandise inventories                                 2          28,782          27,796
Prepaid expenses and other current assets                           1,133           1,921
Deferred income tax benefit                             4           4,977           5,709
                                                                ---------       ---------
Total current assets                                              110,231         104,578

PROPERTY AND EQUIPMENT - at cost:                       2
  Land                                                              2,324           2,724
  Buildings and improvements                                       15,145          15,145
  Furniture, fixtures and office equipment                         13,519          13,199
  Leaseholds and leasehold improvements                            17,084          15,992
                                                                ---------       ---------
    Total                                                          48,072          47,060
  Less - Accumulated depreciation and
            amortization                                          (16,681)        (13,909)
                                                                ---------       ---------
  Property and equipment - net                                     31,391          33,151

PROPERTY FINANCED BY
  CAPITAL LEASES (less accumulated
  amortization of $3,777 and $3,366,
  respectively)                                       2,3           4,727           5,138

Deferred Income Tax Benefit                             4          10,834          11,935

OTHER ASSETS (principally deposits)                                 4,039           4,449
                                                                ---------       ---------

TOTAL                                                           $ 161,222       $ 159,251
                                                                =========       =========


LIABILITIES AND
STOCKHOLDERS' EQUITY                                 NOTES          1997           1996
--------------------                                 -----          ----           ----

CURRENT LIABILITIES:

Accounts payable - trade                                        $  13,167       $  11,022
Accrued expenses and other                                         19,947          16,670
Current portion of long-term debt                       3           1,123             673
Customer deposits                                       2           8,487           9,266
                                                                ---------       ---------

Total current liabilities                                          42,724          37,631
                                                                ---------       ---------

LONG-TERM DEBT                                          3          12,878          20,085
                                                                ---------       ---------

COMMITMENTS AND
  CONTINGENCIES                                         7

STOCKHOLDERS' EQUITY:
Common stock-$.01 par value;
  authorized 15,000,000 shares;
  issued 5,004,575 shares
  at April 30, 1997                                                    50              50

Additional paid-in capital                              5          86,817          86,817
Retained earnings                                                  24,310          20,225
                                                                ---------       ---------
                                                                  111,177         107,092

Less:  Treasury Stock, at cost
  (467,534 shares at April 30, 1997 and 1996)                      (5,557)         (5,557)
                                                                ---------       ---------

Stockholders' equity - net                                        105,620         101,535
                                                                ---------       ---------

TOTAL                                                           $ 161,222       $ 159,251
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

  9.  SUBSEQUENT EVENTS

      On August 5, 1997, the Company consummated the sale of substantially all of its customer accounts receivable for net proceeds of approximately $70 million.

      On August 13, 1997, the Company executed a merger agreement with SFC Merger Company ("Newco"), an entity owned by the majority shareholders of the Company. Under the terms of the merger agreement, Newco will purchase the outstanding shares of common stock of the Company for cash consideration of $25.05 per share. The merger is subject to certain conditions, including financing and stockholder approval.

 10.  SUPPLEMENTAL INFORMATION

      Advertising expense for the years ended April 30, 1997, 1996 and 1995 was approximately $23,581,000, $23,273,000, and $20,097,000, respectively.



                                 * * * * * *

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
   NO.         DESCRIPTION
 -------       -----------

 *2.1     First Amended Joint Plan of Reorganization dated July 21, 1992.

  2.2 Agreement and Plan of Merger dated as of August 13, 1997 by and between the Company and SFC Merger Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on August 13, 1997).

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

          (b) Employment Agreement dated as of May 1, 1995 between the Company and Steven H. Halper.

          (c) Employment Agreement dated as of May 1, 1995 between the Company and Peter McGeough.

 *10.4    1992 Stock Option Plan.

  10.5    Form of Nonqualified Stock Option Agreement.

  10.6    **(a)  Agreement dated as of August 16, 1994 between the Company and
                 Local 875 affiliated with the International Brotherhood of Teamster, Warehousemen and Helpers of America.

          **(b) Agreement dated as of January 1995 between the Company and Local 875 affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (unsigned).

            (c) Agreement dated as of January 3, 1997 between the Company and Local 875 affiliated with the International Brotherhood of Teamsters, Warehousemen and Helpers of America.

            (d) Agreement dated as of March 1, 1997 between the Company and Local 875 affiliated with the International Brotherhood of Teamsters, Warehousemen and Helpers of America (unsigned).

 *10.7      Form of Indemnification Agreement.

  10.8 Pooling and Servicing Agreement dated as of March 15, 1995, among Seaman Receivables Corporation, as transferor, Seaman Furniture Company, Inc. as servicer, and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on April 22, 1995.)

  10.9 Revolving credit and Security Agreement dated as of April 29, 1995 with the Bank of New York Credit Corp. and NatWest Bank N.A. as Co-Lenders. (Incorporated by reference to Exhibit 7 filed as part of the current report on form 8-11 filed by the Company 5/14/96.

  10.10 Form of Severance Agreement dated as of February 24, 1997 entered into between the Company and Lawrence A. Winslow, Donald S. Liebowitz, Robert N. Webber, Coleen A. Colreavy, Thomas A. Martinez, William J. Kelly, Mario Tomiatti and Maria Infante.

 21         Subsidiaries


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