Form 10-Q
period 1997-07-31
SEAMAN FURNITURE CO INC
filed 1997-09-12
CIK 770504

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-21226
                         ------------------------------

                         SEAMAN FURNITURE COMPANY, INC.
                         ------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                       11-2751205
         ------------------------------                   -----------------
        (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

        300 CROSSWAYS PARK DRIVE
        WOODBURY, NEW YORK                                    11797
        ----------------------------------------           ----------
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

        Yes X   No
           ---     ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

             Class                          Outstanding as of September 10, 1997
    ---------------------------             ------------------------------------
    Common Stock $.01 par value                          4,536,839

                 SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


PART I
------

Condensed Consolidated Balance Sheets -
July 31, 1997 and April 30, 1997                                       3

Condensed Statements of Consolidated Operations -
Three months ended July 31, 1997 and 1996                              4


Condensed Statements of Consolidated Cash Flows
Three months ended July 31, 1997 and 1996                              5

Notes to Condensed Consolidated Financial Statements                   6


Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    7 - 9

PART II
-------

Other Information                                                     10 - 11

Signatures                                                            12

Exhibits                                                              13

                                     PART I
                              FINANCIAL INFORMATION

         ITEM I. FINANCIAL STATEMENTS


                 SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)




                                                JULY 31,               APRIL 30,
                                                  1997                   1997
                                                  ----                   ----
                                              (UNAUDITED)
ASSETS
------
CURRENT ASSETS:
  Cash & cash equivalents                      $  11,143              $   6,423
  Accounts receivable, net                        68,344                 68,916
  Merchandise inventories                         29,117                 28,782
  Prepaid expenses and other                       1,247                  1,133
  Deferred tax asset                               4,977                  4,977
                                               ---------              ---------
         Total current assets                    114,828                110,231

PROPERTY AND EQUIPMENT-net                        30,781                 31,391
PROPERTY FINANCED BY CAPITAL LEASES-net            4,624                  4,727
OTHER ASSETS                                       3,764                  4,039
DEFERRED TAX ASSET                                10,734                 10,834
                                               ---------              ---------
TOTAL                                          $ 164,731              $ 161,222
                                               =========              =========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES:
  Accounts payable - trade                     $  16,224              $  13,167
  Accrued expenses                                20,494                 19,947
  Customer deposits                                8,243                  8,487
  Current portion of long-term debt                1,134                  1,123
                                               ---------              ---------

         Total current liabilities                46,095                 42,724

LONG-TERM DEBT                                    12,572                 12,878
                                               ---------              ---------

STOCKHOLDERS' EQUITY
  Common stock                                        50                     50
  Additional paid-in capital                      86,817                 86,817
  Retained earnings                               24,758                 24,310
  Treasury stock                                  (5,561)                (5,557)
                                               ---------              ---------
Stockholders' equity                             106,064                105,620
                                               ---------              ---------

TOTAL                                          $ 164,731              $ 161,222
                                               =========              =========


 See notes to condensed consolidated financial statements.

                 SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)



                                                      THREE MONTHS ENDED
                                                           JULY 31,
                                                           --------
                                                      1997                1996
                                                      ----                ----
                                                  (UNAUDITED)         (UNAUDITED)

REVENUES:
Net sales                                         $ 66,497             $ 62,659

Net finance charge income                            2,861                3,614
                                                  --------             --------

  Total                                             69,358               66,273
                                                  --------             --------
OPERATING COST & EXPENSES:
  Cost of sales, including
    buying and occupancy costs                      44,434               42,298

  Selling, general and administrative               23,684               22,682
                                                  --------             --------
  Total                                             68,118               64,980
                                                  --------             --------
  INCOME FROM OPERATIONS                             1,240                1,293

  INTEREST EXPENSE                                     503                  538
  INTEREST INCOME                                      (92)                 (25)
                                                  --------             --------
  INCOME BEFORE PROVISION FOR INCOME TAXES             829                  780

  PROVISION FOR INCOME TAXES                           381                  335
                                                  --------             --------
  NET INCOME                                      $    448             $    445
                                                  ========             ========
NET INCOME PER SHARE                              $   0.09             $   0.09
                                                  ========             ========



See notes to condensed consolidated financial statements.

                 SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                              THREE MONTHS ENDED
                                                                                    JULY 31,
                                                                                    --------
                                                                         1997                      1996
                                                                         ----                      ----
                                                                       (UNAUDITED)             (UNAUDITED)
OPERATING ACTIVITIES:
Net Income                                                              $    448                $    445
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization                                              1,465                   1,193
Deferred tax asset                                                           100                      60

Asset and liability management:
Accounts receivable                                                          572                     850
Merchandise inventories                                                     (335)                 (1,823)
Prepaid expenses and other assets                                            (19)                  2,534
Accounts payable                                                           3,057                   2,364
Accrued expenses and other                                                   517                   1,838
Customer deposits                                                           (244)                   (836)
                                                                        --------                --------

Net cash  provided by operating activities                                 5,561                   6,625
                                                                        --------                --------

INVESTING ACTIVITIES:
Purchase of equipment                                                       (542)                   (750)
                                                                        --------                --------

Net cash used in investing activities                                       (542)                   (750)
                                                                        --------                --------

FINANCING ACTIVITIES:
Repayment of loans                                                          (295)                 (7,913)
Purchase of treasury stock                                                    (4)                   --
                                                                        --------                --------

Net cash used in financing activities                                       (299)                 (7,913)
                                                                        --------                --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       4,720                  (2,038)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             6,423                   3,436
                                                                        --------                --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 11,143                $  1,398
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

               In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly the financial position at July 31, 1997; the results of consolidated operations for each of the three month periods ended July 31, 1997 and July 31, 1996; and the cash flows for the three month periods ended July 31, 1997 and July 31, 1996. Such adjustments consisted only of normal recurring items. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended April 30, 1997 and April 30, 1996 included in the Company's Annual Report on Form 10-K/A for 1997 and Form 10-K for 1996 each of which was filed with the Securities and Exchange Commission.

               The interim financial results are not necessarily indicative of the results to be expected for the full year.

2.      NET INCOME PER SHARE
        --------------------

               Net income per share is based on the weighted average number of common and common equivalent shares outstanding. Employee and director stock options are considered to be Common Stock equivalents and, accordingly 513,836 Common Stock equivalent shares have been included in the computation for the three month period ended July 31, 1997 using the treasury stock method.

3.      SUBSEQUENT EVENTS
        -----------------

        On August 5, 1997, the Company consummated the sale of substantially all of its customer accounts receivable to Household Bank (Nevada), N.A. ("Household) for net proceeds of approximately $70 million. In connection therewith, the Company also entered into a Merchant Agreement with Household, dated August 1, 1997 with an effective date of August 5, 1997, pursuant to which Household will provide revolving credit financing to individual qualified customers of the Company through issuance of the Company's proprietary credit card and will provide services to existing credit customers. The Company has terminated its Service Agreement with SPS Payment Systems, Inc. which had provided services since April 1994 with regard to the Company's proprietary credit card program.

Item 2                MANAGEMENT DISCUSSION AND ANALYSIS
------         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Three Months Ended July 31, 1997 compared to Three Months Ended July 31, 1996
-----------------------------------------------------------------------------

        Net sales for the three months ended July 31, 1997 of $66.5 million increased by $3.8 million (or 6.1%) compared to net sales for the three months ended July 31, 1996. Comparable store sales for the three months ended July 31, 1997 were $65.0 million, an increase of $2.4 million (or 3.8%) compared to comparable store sales of $62.7 million for the same period last year.

        Net finance charge income of $2.9 million for the three months ended July 31, 1997 decreased by approximately $753,000 (or 20.8%) from the three months ended July 31, 1996, primarily due to an increased amount of deferred interest promotions.

        As a result of the foregoing, total revenues for the three months ended July 31, 1997 were $69.4 million, an increase of $3.1 million (or 4.7%) over the comparable prior year period.

        Cost of sales increased by $2.1 million (or 5.0%) for the three months ended July 31, 1997 primarily due to the additional sales, but as a percentage to sales decreased from 67.5% for the three months ended July 31, 1996 to 66.8% for the three months ended July 31, 1997.

        Selling, general and administrative expenses increased by $1.0 million (or 4.4%) for the three months ended July 31, 1997. Approximately $400,000 of the increase was due to one-time, non-recurring expenses related to the Company's termination of the $40 million Revolving Credit and Security Agreement (see Liquidity & Capital Resources), and in addition, approximately $200,000 was due to pre-opening costs of three new stores.

        As a result of the foregoing, income from operations was $1.2 million for the three months ended July 31, 1997, a decrease of $53,000 (or 4.1%) compared to $1.3 million for the three months ended July 31, 1996.

        Net interest expense of $411,000 for the three months ended July 31, 1997 decreased by $102,000 (or 19.9%) compared to the three months ended July 31, 1996, primarily resulting from increased interest income due to the Company's higher cash balances.

        The provision for income taxes for the three months ended July 31, 1997 is based upon an effective income tax rate of 46.0% as compared to 43.0% for the three months ended July 31, 1996.

        As a result of the foregoing, the Company's net income for the three months ended July 31, 1997 was $448,000, an increase of $3,000 (or .7%) compared to $445,000 for the three months ended July 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The Company's working capital increased from $67.5 million at April 30, 1997 to $68.7 million at July 31, 1997. Cash and cash equivalents increased from $6.4 million at April 30, 1997 to $11.1 million at July 31, 1997. The Company's principal uses of cash are working capital needs, capital expenditures and debt service obligations, including capitalized lease costs. As of July 31, 1997 the Company had stockholder's equity of $106 million. The Company's largest asset at such date was accounts receivable of $68.3 million (net of bad debt reserves). In addition at July 31, 1997 the Company had $12.6 million in other long term debt, consisting of capitalized lease obligations and a mortgage in connection with its Central Islip, New York warehouse facility.

        Capital expenditures were approximately $542,000 for the three months ended July 31, 1997. These expenditures were primarily for the opening of new stores and the renovation of existing stores. The Company plans to spend approximately $4 million in capital expenditures during the current fiscal year ending April 30, 1998. The capital expenditures planned for fiscal 1998 are primarily for the opening of new stores and the renovation of certain existing stores.

     On July 30, 1997 the Company terminated the $40 million Revolving Credit and Security Agreement (the "Loan Agreement") with the Bank of New York Commercial Corporation and Fleet Bank, N.A. (as Successor-by-Merger to NatWest Bank N. A.) as lenders. The termination of the Loan Agreement was done in connection with the sale of the Company's customer accounts receivables. See "Subsequent Events".

        The Company entered into a commitment letter dated July 31, 1997 with Heller Business Credit, a division of Heller Financial, Inc., to provide a five-year term loan for $10 million and a five-year revolving credit facility for $25 million collateralized by eligible inventory of the Company (the "Heller Loan Facility"). Pursuant to a letter dated August 27, 1997, this commitment was extended through November 30, 1997.

        The Company currently expects that its cash position and prospective borrowings under the Heller Loan Facility will be sufficient to meet the Company's planned capital expenditures, long-term debt (composed of capital lease obligations, principal on the Company's mortgage and repayments on the Heller Loan Facility) and currently anticipated working capital requirements through the end of fiscal 1999 without consideration of uncertainties surrounding the Merger Agreement. See "Item 5 - Other Information - Proposal to take the Company Private." It is expected that final documentation for the Heller Loan Facility will be consummated at the effective time of the Merger.

SUBSEQUENT EVENTS
-----------------

        On August 5, 1997, the Company consummated the sale of substantially all of its customer accounts receivable to Household Bank (Nevada), N.A. ("Household) for net proceeds of approximately $70 million. In connection therewith, the Company also entered into a Merchant Agreement with Household, dated August 1, 1997 with an effective date of August 5, 1997, pursuant to which Household will provide revolving credit financing to individual qualified customers of the Company through issuance of the Company's proprietary credit card and will provide services to existing credit customers. The Company has terminated its Service Agreement with SPS Payment Systems, Inc. which had provided services since April 1994 with regard to the Company's proprietary credit card program.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

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

                                    PART II
                                    -------

                               OTHER INFORMATION

        ITEM 1        Legal Proceedings

                      The Company from time to time is involved in legal proceedings and litigation incidental to the normal course of the Company's business. The Company believes that the ultimate disposition of these proceedings and litigation will not materially adversely affect the Company's financial position.

        ITEM 2        Change in Securities

                      None

        ITEM 3        Defaults Upon Senior Securities

                      None

        ITEM 4        Submission of Matters to a Vote of Security Holders

                      None

        ITEM 5        Other Information

                      Proposal to take the Company Private

                      On July 9, 1997 the Company announced that it had received a proposal from a group consisting of the Company's senior management and majority stockholders, M.D. Sass Associates, Inc., T. Rowe Price Recovery Fund, L.P., and Carl Marks Management Co. L.P. to purchase the approximate 20% of the Company's outstanding common stock not already owned by the group for $24.00 per share. SFC Merger Company, a Delaware corporation controlled by this group, executed a merger agreement (the "Merger Agreement") with the Company on August 13, 1997. The Merger Agreement provides for, among other things, cash consideration of $25.05 per share for each share of the Company's outstanding common stock, excluding shares of common stock held by SFC Merger Company, and other than shares as to which dissenters rights are perfected in accordance with Delaware law. Under the terms of the Merger Agreement, the Company will survive the merger and be owned directly and indirectly by the majority stockholders and the current senior management of the Company (the "Merger"). The
                      Merger Agreement was approved by a special committee of the Board of Directors of the Company consisting of two directors not affiliated with the majority stockholders or management. The special committee received a fairness opinion from Wasserstein Perrella & Co., Inc. The Merger Agreement is subject to certain conditions, including financing and stockholder approval.

        ITEM 6        Exhibits and Reports on Form 8-K

                      (a) The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this item.

                      (b)    Reports on Form 8-K

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

                             The Company filed a report on Form 8-K regarding the Amendment dated September 4, 1997 executed by the Company and SFC Merger Company amending the Agreement and Plan of Merger between the Company and SFC Merger Company, pursuant to Item 5 of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SEAMAN FURNITURE COMPANY, INC.

        Date September 10, 1997             /s/ Alan Rosenberg
             ------------------             -----------------------------
                                            Alan Rosenberg, President &
                                              Chief Executive Officer

        Date September 10, 1997             /s/ Peter McGeough
             ------------------             -----------------------------
                                            Peter McGeough, Executive Vice
                                              President / Chief Administrative
                                              & Financial Officer

                                  EXHIBIT INDEX

        EXHIBIT NO.       DESCRIPTION
        -----------       -----------

            11            Statement regarding computation of per share earnings.


        See Note 2 to Consolidated Financial Statements.