Form 10-K/A
period 1997-04-30
SEAMAN FURNITURE CO INC
filed 1997-09-29
CIK 770504

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED APRIL 30, 1997

                                       OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER 0-21226
                         ------------------------------

                         SEAMAN FURNITURE COMPANY, INC.
                         ------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                        11-2751205
     -----------------                                 ----------------
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)

300 CROSSWAYS PARK DRIVE
WOODBURY, NEW YORK                                         11797
----------------------------------------               --------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (516)  496-9560
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

TRADEMARKS

     The Company's name is well established in the greater New York and Philadelphia metropolitan markets served by the Company's stores, and management believes that the reputation of that trade name is important. The Company and its subsidiaries do not have any material patents or trademarks, except for the Company's trademarks "The Package/(R)/," "See Seaman's First,/(R)" "/Seaman's Plus/(R)/" and "Fabric Bond." The Company is in the process of registering an additional trademark, "The Sensible Way to a Beautiful Home."

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

ITEM 6.  FINANCIAL INFORMATION

        SELECTED CONSOLIDATED FINANCIAL INFORMATION
        (Amounts in Thousands)

                                                                                                             PROFORMA
                                         YEAR             YEAR             YEAR              YEAR          TWELVE-MONTH
                                        ENDED            ENDED            ENDED              ENDED         PERIOD ENDED
                                    APRIL 30, 1997   APRIL 30, 1996   APRIL 30, 1995   APRIL 30, 1994    APRIL 30, 1993 (1)
                                    --------------   --------------   --------------   --------------    ------------------
Revenues:
Net Sales                                 $251,175         $229,505         $215,857            $170,348       $162,576
Net Finance Charge Income                   12,809           14,036           12,364               7,865          8,490
                                          --------         --------         --------            --------       --------
 Total                                     263,984          243,541          228,221             178,213        171,066
                                          --------         --------         --------            --------       --------
Operating Costs & Expenses:
  Cost of sales, including
    Buying and Occupancy costs             167,430          152,982          138,038             112,648        109,904
  Selling, General and
    Administrative                          87,206           83,094           74,691              60,159         63,171
                                          --------         --------         --------            --------       --------
  Total                                    254,636          236,076          212,729             172,807        173,075
                                          --------         --------         --------            --------       --------
  Income (Loss) from Operations              9,348            7,465           15,492               5,406         (2,009)
    Interest Expense                        (2,247)          (1,748)          (1,707)             (1,854)        (1,347)
  Interest Income                               65              878              561                 694            507
  Reorganization Charges                        --               --               --                  --         (8,033)
                                          --------         --------         --------            --------       --------
 Income (Loss) before Income Tax
  and Extraordinary Credits                  7,166            6,595           14,346               4,246        (10,882)
 Income Tax (Expense)/Benefit               (3,081)          (2,700)          (5,738)              2,694             --
                                          --------         --------         --------            --------       --------
 Income (Loss) before
 Extraordinary Credits                       4,085            3,895            8,608               6,940        (10,882)
Extraordinary Credits                           --               --               --                  --        353,569
                                          --------         --------         --------            --------       --------
Net Income                                $  4,085         $  3,895         $  8,608            $  6,940       $342,687
                                          --------         --------         --------            --------       --------

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

                                                      PERCENTAGE OF NET SALES      PERCENTAGE INCREASE (DECREASE)
                                                      -----------------------      ------------------------------
                                                                                       PROFORMA    YEAR ENDED APRIL 30,
                                               YEAR        YEAR     YEAR     YEAR    TWELVE-MONTH   1997   1996   1995
                                               ENDED       ENDED    ENDED    ENDED   PERIOD ENDED    VS     VS     VS
                                              4/30/97     4/30/96  4/30/95  4/30/94   4/30/93 (1)   1996   1995   1994
                                              -------     -------  -------  -------   -----------   ----   ----   ----
Revenues:
Net Sales                                       100.0       100.0    100.0    100.0         100.0     9.4    6.3   26.7
Net Finance Charge Income                         5.1         6.1      5.7      4.6           5.2    -8.7   13.5   57.2
   Cost of sales, including
     Buying and Occupancy costs                  66.7        66.7     63.9     66.1          67.6     9.4   10.8   22.5
   Selling, General and Administrative           34.7        36.2     34.6     35.3          38.9     4.9   11.3   24.2
   Income (Loss) from Operations                  3.7         3.3      7.2      3.2          -1.3    25.2  -51.8  186.6
   Interest Expense                              -0.9        -0.8     -0.8     -1.1          -0.8    28.5    2.4   -7.9
   Interest Income                                0.0         0.4      0.3      0.4           0.3   -92.6   56.5  -19.2
   Reorganization Charges                          --          --       --       --          -4.9      --     --     --
Income (Loss) before Income Tax
 and Extraordinary Credits                        2.8         3.0      6.7      2.5          -6.7     8.7  -54.0  237.9
   Income Tax (Expense)/Benefit                  -1.2        -1.2     -2.7      1.6            --    14.1  -52.9  313.0
Income (Loss) before
 Extraordinary Credits                            1.6         1.7      4.0      4.1          -6.7     4.9  -54.8   24.0
Extraordinary Credits                              --          --       --       --         217.5      --     --     --
Net Income                                        1.6         1.7      4.0      4.1         210.8     4.9  -54.8   24.0

(1) Combines arithmetically the five month period ended September 30, 1992 and the seven month period ended April 30, 1993. The 1993 twelve-month period includes five months of activities while the Company operated as a Debtor-in-Possession and seven months of activities after emergence from Chapter 11 and debt discharge.

                                                     (AMOUNTS IN THOUSANDS)
                                         -----------------------------------------------
                                         AT         AT         AT         AT         AT
                                       APRIL 30,  APRIL 30,  APRIL 30,  APRIL 30,  APRIL 30,
                                         1997       1996       1995       1994      1993
                                         ----       ----       ----       ----      ----
Balance Sheet Data:
Cash & Cash Equivalents                $  6,423   $  3,436   $ 20,431   $ 23,512  $ 26,353
Other Current Assets                    103,808    101,142     80,585     68,207    54,455
Current Liabilities                      42,724     37,631     43,350     35,841    25,635
Working Capital                          67,507     66,947     57,666     55,878    55,173
Total Assets                            161,222    159,251    153,334    136,586   113,436
Long-term Debt                           12,878     20,085     12,328     12,915    13,278
Stockholders' Equity                   $105,620   $101,535   $ 97,656   $ 87,830  $ 74,523


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

ADOPTION OF "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123")

     The Company continues to account for the Option Plan using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting For Stock Issued To Employees" and its related interpretations. Effective fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based

Compensation" ("SFAS 123"), which uses a fair value method of accounting. The adoption did not have a material effect on the Company's financial statements.

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

          Alan Rosenberg, 47, has been the President and Chief Executive Officer of the Company and a Director of the Company since October 14, 1992. From June 1992 until his current appointment with the Company, Mr. Rosenberg worked for Ametex Fabrics, a division of Masco Industries. Prior to that, he had been employed by the Company since 1971. He was a buyer from 1971 to 1980, Soft Lines Merchandise Manager from 1980 to 1985, Vice President -Soft Lines from 1985 to 1990, and Senior Vice President - General Merchandise Manager from 1990 to June 1992. Mr. Rosenberg holds a B.S. Degree from the State University of New York at Albany.

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

                                     Annual Compensation                       Long Term
                                  -------------------------                  ------------
                                                                             Compensation
                                                                             ------------

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


                AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES
                       ---------------------------------

                                                                                             Value of
                                                       Number of Shares Underlying    Unexercised In-the Money
                                                           Unexercised Options              Options at
                                                           at Fiscal Year End           Fiscal Year End (1)

Name                Shares acquired   Value          Exercisable (#)  Unexercisable  Exercisable ($)  Unexercisable
                    on exercise (#)   Realized ($)                    (#)                             ($)
----                ---------------   ------------   ---------------  -------------  ---------------  ------------

Alan Rosenberg            --              --              228,520         83,703        2,753,345        536,666

Steven Halper             --              --              178,056         68,610        2,082,502        402,489

Peter McGeough            --              --              178,056         68,610        2,082,502        402,489

Thomas Martinez           --              --               22,500          7,000          123,550              0
Donald Liebowitz          --              --               18,434          6,666           94,150              0

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

     (2) M.D. Sass Associates, Inc. exercises voting power and investment power over these shares on behalf of certain client accounts and accounts managed by its affiliates with which such powers are shared. Additionally, M.D. Sass employees and affiliates have an indirect beneficial interest in certain of the client entities which own these shares. M.D. Sass disclaims beneficial ownership of shares owned by its clients. James B. Rubin shares voting and investment power in the above shares as a principal in M.D. Sass's restructured securities activities and with respect to shares included in the above total held by him as trustee for a defined contribution plan. Mr. Rubin disclaims beneficial ownership of these shares.

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

                         Date:  September 29, 1997



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Alan Rosenberg
--------------------------------------------------
Alan Rosenberg, President, Chief Executive Officer      Date: September 29, 1997
and Director


/s/  Peter McGeough
--------------------------------------------------
Peter McGeough, Executive Vice President,               Date: September 29, 1997
Chief Financial
and Administrative Officer


/s/  Steven H. Halper
--------------------------------------------------
Steven H. Halper, Executive Vice President,             Date: September 29, 1997
Chief Operating Officer and Secretary


/s/  Coleen A. Colreavy                                 Date: September 29, 1997
--------------------------------------------------
Coleen A. Colreavy, Vice President,
Corporate Controller
and Chief Accounting Officer

                                   SIGNATURES
                                   ----------



/s/  Barry J. Alperin
--------------------------------------------------
Barry J. Alperin, Director                              Date: September 29, 1997


/s/  Kim Z. Golden
--------------------------------------------------
Kim Z. Golden, Director                                 Date: September 29, 1997


/s/  Leo Peraldo
--------------------------------------------------
Leo Peraldo, Director                                   Date: September 29, 1997


/s/  James B. Rubin
--------------------------------------------------
James B. Rubin, Director                                Date: September 29, 1997


/s/  Robert C. Ruocco
--------------------------------------------------
Robert C. Ruocco, Director                              Date: September 29, 1997

SEAMAN FURNITURE COMPANY, INC. AND
SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED APRIL 30, 1997, 1996 AND 1995
AND INDEPENDENT AUDITORS' REPORT

                SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
                -----------------------------------------------

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

                               SCHEDULES OMITTED
                               -----------------

     Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

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

Deloitte & Touche LLP

June 27, 1997, except for Note 9,
for which the date of our report
is August 13, 1997

SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
APRIL 30, 1997 AND 1996 (IN THOUSANDS)
--------------------------------------

ASSETS                                                            NOTES       1997       1996
------                                                            -----       ----       ----

CURRENT ASSETS:
Cash and cash equivalents                                             2   $  6,423   $  3,436
Accounts receivable (less allowance for
 doubtful accounts of $8,104 and
 $8,983, respectively)                                            2,6,9     68,916     65,716
Merchandise inventories                                               2     28,782     27,796
Prepaid expenses and other current assets                                    1,133      1,921
Deferred income tax benefit                                           4      4,977      5,709
                                                                          --------   --------
Total current assets                                                       110,231    104,578

PROPERTY AND EQUIPMENT - at cost:                                     2
 Land                                                                        2,324      2,724
 Buildings and improvements                                                 15,145     15,145
 Furniture, fixtures and office equipment                                   13,519     13,199
 Leaseholds and leasehold improvements                                      17,084     15,992
                                                                          --------   --------
     Total                                                                  48,072     47,060
 Less - Accumulated depreciation and
   amortization                                                            (16,681)   (13,909)
                                                                          --------   --------
 Property and equipment - net                                               31,391     33,151

PROPERTY FINANCED BY
 CAPITAL LEASES (less accumulated
   amortization of $3,777 and $3,366,
   respectively)                                                    2,3      4,727      5,138
Deferred Income Tax Benefit                                           4     10,834     11,935
OTHER ASSETS (principally deposits)                                          4,039      4,449
                                                                          --------   --------
TOTAL                                                                     $161,222   $159,251
                                                                          ========   ========

LIABILITIES AND
STOCKHOLDERS' EQUITY                                              NOTES       1997       1996
--------------------                                              -----       ----       ----
-
CURRENT LIABILITIES:
Accounts payable - trade                                                  $ 13,167   $ 11,022
Accrued expenses and other                                                  19,947     16,670
Current portion of long-term debt                                     3      1,123        673
Customer deposits                                                     2      8,487      9,266
                                                                          --------   --------
Total current liabilities                                                   42,724     37,631
                                                                          --------   --------

LONG-TERM DEBT                                                        3     12,878     20,085
                                                                          --------   --------
COMMITMENTS AND
 CONTINGENCIES                                                        7
STOCKHOLDERS' EQUITY:
Common stock-$.01 par value;
 authorized 15,000,000 shares;
 issued 5,004,575 shares
 at April 30, 1997                                                              50         50
Additional paid-in capital                                            5     86,817     86,817
Retained earnings                                                           24,310     20,225
                                                                          --------   --------
                                                                           111,177    107,092

Less:   Treasury Stock, at cost
 (467,534 shares at April 30, 1997 and 1996)                                (5,557)    (5,557)
                                                                          --------   --------
Stockholders' equity - net                                                 105,620    101,535
                                                                          --------   --------
TOTAL                                                                     $161,222   $159,251
                                                                          ========   ========

                See Notes to Consolidated Financial Statements.

SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

STATEMENTS OF CONSOLIDATED OPERATIONS
FOR THE YEARS ENDED APRIL 30, 1997, 1996 AND 1995
(IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS)
--------------------------------------------------------------------------------



                                                                    YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                        NOTES     APRIL 30, 1997   APRIL 30, 1996   APRIL 30, 1995
                                                      ----------  ---------------  ---------------  ---------------

REVENUES:
Net sales                                                      2      $  251,175       $  229,505       $  215,857
Net finance charge income                                                 12,809           14,036           12,364
                                                                          ------           ------           ------

Total                                                                    263,984          243,541          228,221
                                                                         -------          -------          -------

OPERATING COSTS AND EXPENSES:
Cost of sales, including buying and occupancy cost                       167,430          152,982          138,038
Selling, general and administrative                            2          87,206           83,094           74,691
                                                                          ------           ------           ------

Total                                                                    254,636          236,076          212,729
                                                                         -------          -------          -------

INCOME FROM OPERATIONS                                                     9,348            7,465           15,492

INTEREST EXPENSE                                                          (2,247)          (1,748)          (1,707)
INTEREST INCOME                                                               65              878              561
                                                                              --              ---              ---

INCOME BEFORE PROVISION
 FOR INCOME TAXES                                                          7,166            6,595           14,346

PROVISION FOR INCOME TAXES                                     4          (3,081)          (2,700)          (5,738)
                                                                          ------           ------           ------

NET INCOME                                                                $4,085           $3,895           $8,608
                                                                          ======           ======           ======

NET INCOME PER COMMON SHARE                                    2           $0.82            $0.78            $1.68
                                                                           =====            =====            =====

Weighted average common and common
 equivalent shares outstanding                                         4,991,875        4,979,152        5,129,441
                                                                       =========        =========        =========



                See Notes to Consolidated Financial Statements.

SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 1997, 1996 AND 1995
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                      COMMON STOCK     ADDITIONAL
                                                      ------------
                                                                        PAID-IN   RETAINED  TREASURY
                                                   SHARES      AMOUNT   CAPITAL   EARNINGS   STOCK
                                                   ------      ------   -------   --------   -----

Balances at May 1, 1994                            5,002,500       $50   $82,594   $ 7,722  $(2,536)
Issued common stock                                    2,075                  19

Repurchase of treasury stock                                                                 (3,005)

Reversal of Valuation Allowance for deferred
 tax assets originating prior to emergence
 from Chapter 11                                                           4,204
Net income for the year ended April 30, 1995                                                  8,608
                                                                                              -----

Balances at April 30, 1995                         5,004,575        50    86,817    16,330   (5,541)
Repurchase of treasury stock                                                                    (16)
Net income for the year ended April 30, 1996                                                  3,895
                                                                                              -----

Balances at April 30, 1996                         5,004,575        50    86,817    20,225   (5,557)
Net income for the year ended April 30, 1997                                                  4,085
                                                                                              -----

Balances at April 30, 1997                         5,004,575       $50   $86,817   $24,310  $(5,557)
                                                   =========       ===   =======   =======  =======



                See Notes to Consolidated Financial Statements.

SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE YEAR ENDED APRIL 30, 1997, 1996 AND 1995
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                         YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                       APRIL 30, 1997   APRIL 30, 1996   APRIL 30, 1995
                                                       --------------   --------------   --------------

OPERATING ACTIVITIES:
Net income                                                   $  4,085         $  3,895         $  8,608
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:

 Depreciation, amortization and writedown of land               5,118            4,156            3,143
 Deferred income taxes                                          1,833            1,369              613
 Provision for bad debts                                        9,797           12,716            8,739
 Changes in certain assets and liabilities:
 Accounts receivable                                          (12,997)          (7,367)         (35,954)
 Merchandise inventories                                         (986)          (4,373)          (4,021)
 Prepaid expenses and other assets                              1,198           (1,415)          (1,820)
 Accounts payable                                               2,145              422            1,367
 Accrued expenses and other                                     3,277           (7,991)           5,336
 Customer deposits                                               (779)           1,764              890
                                                                 ----            -----              ---

Net cash provided by (used in) operating activities            12,691            3,176          (13,099)
                                                               ------            -----          -------

INVESTING ACTIVITIES:
Purchase of equipment                                          (2,947)          (7,998)          (6,472)
                                                               ------           ------           ------

FINANCING ACTIVITIES:
Securitization of accounts receivable                              --          (20,000)          20,000
Borrowings (Repayments) under Debt obligations                  1,659             (587)            (505)

Purchase of Treasury Stock                                         --              (16)          (3,005)

(Repayments) Borrowings on lines of credit                     (8,416)           8,430               --
                                                               ------            -----               --

Net cash (used in) provided by financing activities            (6,757)         (12,173)          16,490
                                                               ------          -------           ------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                    2,987          (16,995)          (3,081)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                                         3,436           20,431           23,512
                                                                -----           ------           ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $6,423           $3,436          $20,431
                                                               ======           ======          =======

SUPPLEMENTAL DISCLOSURES:
-------------------------

Interest paid                                                    $870             $448             $401
                                                                 ====             ====             ====
Income taxes paid                                                $983           $2,220           $3,596
                                                                 ====           ======           ======

                See Notes to Consolidated Financial Statements.

SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Seaman Furniture Company, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     SALES AND CUSTOMER DEPOSITS - Sales are recorded upon the delivery of merchandise to customers. Customer deposits are recorded as a liability until delivery of the merchandise to customers or until the deposit is forfeited. Income from forfeited deposits is recorded using estimates determined from the Company's experience with prior forfeitures.

     CASH EQUIVALENTS - Cash equivalents consist of highly liquid investments primarily in commercial paper and certificates of deposit, all of which have a maturity of three months or less. All securities, which are held to maturity, are stated at cost, adjusted for previous amortized or discount accreted, if any. The Company has the intent and ability to hold such securities to maturity. As of April 30, 1997 and 1996, the Company did not hold any available-for-sale securities. Interest earned on investment securities is included in interest income.

     ACCOUNTS RECEIVABLE - Accounts receivable consist principally of interest-bearing amounts due from retail customers under financing agreements which provide for monthly payments over various terms, substantially all of which are between 24 and 33 months. Accounts receivable installments due in more than one year are included in current assets in accordance with standard industry practices. It is not practicable to determine the amount of such installments.

     The activity in the allowance for doubtful accounts for each of the periods presented follows (in thousands):

                                       YEAR ENDED       YEAR ENDED       YEAR ENDED
                                     APRIL 30, 1997   APRIL 30, 1996   APRIL 30, 1995
                                     --------------   --------------   --------------

     Balance, beginning of period          $  8,983         $  8,786          $ 5,494
     Provision                                9,797           12,716            8,739
     Write-offs                             (13,039)         (14,558)          (6,987)
     Recoveries                               2,363            2,039            1,540
                                              -----            -----            -----

     Balance, end of period                  $8,104           $8,983           $8,786
                                             ======           ======           ======

FINANCE CHARGE INCOME

     Gross finance charge revenue and the related expense are as follows:

                                             APRIL 30,
                                    1997       1996      1995
                                  ---------  --------  --------

     Finance charge revenues        $12,980   $16,078   $12,495
     Finance expenditures               171     2,042       131
                                        ---     -----       ---

     Net finance charge income      $12,809   $14,036   $12,364
                                    =======   =======   =======


     MERCHANDISE INVENTORIES - The Company values its inventories under the first-in, first-out cost flow assumption.

     PROPERTY AND EQUIPMENT - Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation of buildings and improvements and furniture, fixtures and office equipment is computed using the straight-line method over their estimated useful lives which are: buildings and improvements, 30 to 31.5 years and furniture, fixtures and office equipment, 5 to 10 years. Leaseholds and leasehold improvements are amortized over the terms of the related leases or their estimated useful lives, whichever are shorter. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of". SFAS 121 prescribes the accounting treatment for long-lived assets, identifiable intangibles and goodwill related to those assets when there are indications that the carrying values of those assets may not be recoverable. The adoption of SFAS 121 did not have a material effect on the Company's results of operations or its financial position at April 30, 1997.

     PROPERTY FINANCED BY CAPITAL LEASES - Property financed by capital leases is amortized on the straight-line basis over the shorter of their estimated useful lives or the remaining terms of the leases.

     INCOME TAXES - The Company follows the provisions of Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("SFAS No. 109"), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     OPERATING LEASES - Rent expense relating to stores which are classified as operating leases due to the terms of the respective leases is recognized on the straight-line method.

     STORE OPENING EXPENSES - Expenses (other than those relating to capital improvements) associated with new store openings are charged to operations in the period in which such expenses are incurred.

     NET INCOME PER SHARE- Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Employee stock options are considered to be common stock equivalents and, accordingly, the calculation includes approximately 454,834, 442,111 and 455,981 common stock equivalent shares using the treasury stock method for the years ended April 30, 1997, 1996 and 1995, respectively. Also, the weighted average common and common equivalent shares outstanding used to calculate net income per share were 4,991,875, 4,979,152, and 5,129,441 for fiscal 1997, 1996 and 1995, respectively.

     PERVASIVENESS OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS - Certain reclassifications have been made to prior consolidated financial statements to conform with the April 30, 1997 presentation.

     DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS - Management of the Company believes that the fair value of the Company's financial instruments approximates their recorded value due to the short maturities of these instruments as of April 30, 1997 and 1996.

3.    LONG-TERM DEBT

      LONG-TERM DEBT - At April 30, 1997 and 1996, long-term debt, consisted of the following in thousands of dollars:

                                            APRIL 30,
                                            ---------
                                          1997     1996
                                          ----     ----

     Industrial Revenue Bonds (A)       $     -  $ 3,962
     Fleet Mortgage (A)                   5,819        -
     Revolving Credit Agreement (B)          14    8,430
     Capital Leases (C)                   8,168    8,366
                                          -----    -----
     Total                               14,001   20,758
                                         ------   ------
     Less:
         Current portion                  1,123      673
                                          -----      ---

     Long-term debt                     $12,878  $20,085
                                        =======  =======

     (A) FLEET MORTGAGE/INDUSTRIAL REVENUE BOND - On November 8, 1996, the Company entered into a $6,187,500 mortgage loan with a bank to refinance a $6,000,000 Town of Islip Development Bond ("IDA") held by the bank. Approximately $3,738,000 was outstanding on the IDA as of the transaction date. The Company is obligated to pay equal monthly installments of approximately $73,660 through November 1, 2003. The interest rate on such agreement was 8.49 percent at April 30, 1997. The loan is collateralized by land and a building in Central Islip, NY with a carrying value of approximately $11 million at April 30, 1997.

     (B) REVOLVING TERM LOAN AGREEMENT - On April 26, 1996, the Company entered into a revolving term loan agreement with two banks, under which the banks were committed to lend up to $40 million to the Company. The Company is obligated to pay a commitment fee of .25 percent per annum of the unused balance under these agreements. Borrowings under these agreements bear interest at variable rates based upon the net income of the Company, as defined in the agreement. Interest on these borrowings was 9.0 percent at April 30, 1997. The Company granted to the Lenders a security interest in the Company's customer receivables and all general intangibles as defined in the Loan Agreement.

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

     (C) CAPITAL LEASES - The obligations relative to capital leases at April 30, 1997 relate to two store leases and are payable in varying monthly installments.

     LONG-TERM MATURITIES - Long-term obligations are scheduled to mature as follows (in thousands of dollars):


      YEAR ENDED APRIL 30,                              AMOUNT
      --------------------                              -------
      1998                                              $ 2,376
      1999                                                2,513
      2000                                                2,593
      2001                                                2,656
      2002                                                2,723
      Thereafter                                         16,586
                                                        -------
      Total                                              29,447
      Less interest on capital leases                    15,447
                                                        -------

      Total                                             $14,000
                                                        =======

4.   INCOME TAXES

     The Company records deferred tax assets or liabilities at the end of each period which is determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized.

     The income tax provision is as follows (in thousands of dollars):


                          YEAR ENDED      YEAR ENDED      YEAR ENDED
                        APRIL 30, 1997  APRIL 30, 1996  APRIL 30, 1995
                        --------------  --------------  --------------
     Current:
      Federal $1,067        $911           $3,821
      State & Local          553              420           1,304
     Deferred              1,461            1,369             613
                           -----            -----             ---
      Total               $3,081           $2,700          $5,738
                          ======           ======          ======

     The Company's effective income tax rate differs from the Federal statutory rate. The reasons for this difference are as follows (dollar amounts in thousands):

                                                YEAR ENDED           YEAR ENDED            YEAR ENDED
                                              APRIL 30, 1997       APRIL 30, 1996        APRIL 30, 1995
                                              --------------       --------------        --------------
                                          AMOUNT           %   AMOUNT           %    AMOUNT           %
                                          ------           -   ------           -    ------           -
     Federal statutory rate               $2,436        34.0   $2,243        34.0    $4,878        34.0
     Increases (reductions) due to:
         State & local taxes - net of
         Federal income tax benefit          645          9.0      457        7.0        860         6.0
                                             ---          ---      ---        ---        ---         ---
         Effective rate                   $3,081         43.0   $2,700       41.0     $5,738        40.0
                                          ======         ====   ======       ====     ======        ====

     The significant elements of gross deferred tax assets and liabilities at April 30, 1997 and 1996 are as follows (dollar amounts in thousands):

                                                  APRIL 30, 1997        APRIL 30, 1996
                                                  --------------        --------------
                                                   DEFERRED TAX          DEFERRED TAX
                                              ASSETS/(LIABILITIES)  ASSETS/(LIABILITIES)
                                              --------------------  --------------------
     Allowance for doubtful accounts                 $ 3,734               $ 4,193
     Allowances for obsolete and
       slow-moving inventories                         1,300                 1,489
     Customer deposit forfeitures                          5                    72
     Other                                               (62)                  (45)
                                                         ---                   ---
     Total current portion                             4,977                 5,709
                                                       -----                 -----

     Capital leases                                    1,421                 1,367
     Accelerated depreciation                           (570)               (1,132)
     Other                                               815                   487
     Net operating loss carryforwards                  9,168                11,213
                                                       -----                ------
     Noncurrent portion                               10,834                11,935
                                                      ------                ------

     Total                                           $15,811               $17,644
                                                     =======               =======


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

     A summary of activity under the Company's stock option plans for the year ended April 30, 1997 is as follows:

                                                                    WEIGHTED
                                         NUMBER       EXERCISE      AVERAGE
                                       OF SHARES     PRICE RANGE     PRICE
                                       ---------     -----------     -----
Balance - May 1, 1993                    555,555        $5.01         $5.01
Granted                                   37,000        $9.00          9.00
                                          ------        -----          ----
Balance - April 30, 1994                 592,555     $5.01 - $9.00      5.26
                                         =======     =============      ====
Granted                                   93,000   $12.50 - $18.75     13.41
Exercised                                 (2,075)        $9.00          9.00
                                          ------         -----          ----
Balance - April 30, 1995                 683,480   $ 5.01 - $18.75      6.36
                                         =======   ===============      ====
Granted                                  322,500   $20.50 - $35.00     25.02
Exercised                                (10,041)   $9.00 - $12.50     10.14
Canceled                                 (19,734)       $20.50         20.50
                                         -------        ------         -----
Balance - April 30, 1996                 976,205    $5.01 - $35.00     12.20
                                         =======    ==============     =====
Granted                                  213,000    $18.125-$28.00     23.13
Exercised                                 (2,400)       $9.00           9.00
Cancelled                               (169,710)  $20.50 - $35.00     29.09
                                        --------   ---------------     -----
Balance - April 30, 1997               1,017,095    $5.01 - $28.00     11.68
                                       =========    ==============     =====
Options exercisable- April 30, 1997      603,044    $5.01 - $20.50     $7.42
                                         =======    ==============     =====


                                        Options Outstanding        Options Exercisable
                                        -------------------        -------------------

                                        Weighted                   Weighted
                                        Average                    Average
Range of               Number           Contractual    Exercise    Number         Exercise
Exercise Prices        Outstanding      Life (yrs.)    Price       Exercisable    Price
---------------        -----------      -----------    -----       -----------    -----
$5.01-9.00             581,305           5.5           $ 5.19      488,714        $5.22
$12.50-18.75           83,200            7.2           $13.52      59,796         $13.74
$18.125-24.50          352,590           8.7           $22.09      54,534         $20.15
                       -------                                     ------
                       1,017,095                                   603,044
                       =========                                   =======

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

7.   COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     The Company is obligated under various noncancelable operating leases covering stores and two warehouses which provide for minimum rentals plus, in certain instances, real estate taxes, other expenses and additional rentals based on sales levels. Future minimum lease payments under these operating leases are as follows (in thousands of dollars):


     YEAR ENDING APRIL 30,                                 AMOUNT
     ---------------------                                 ------
            1998                                          $14,134
            1999                                           14,321
            2000                                           13,999
            2001                                           13,576
            2002                                           13,001
        2003 - 2007                                        37,485
        2008 - 2012                                        14,389
        2013 - 2017                                         4,875
        2018 - 2022                                         2,232
            2023                                              155
                                                         --------
           Total                                         $128,167
                                                         ========

     RENT EXPENSE

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

8.   QUARTERLY FINANCIAL DATA (UNAUDITED)


         YEAR ENDED            FIRST   SECOND    THIRD   FOURTH
       APRIL 30, 1997         QUARTER  QUARTER  QUARTER  QUARTER   TOTAL
       --------------         -------  -------  -------  -------  -------

     Sales                    $62,659  $63,722  $63,294  $61,500  $251,175
     Gross Margin             $20,361  $21,138  $21,249  $20,997   $83,745
     Net Income                  $445   $1,059     $968   $1,613    $4,085
     Net Income Per Share       $0.09    $0.21    $0.19    $0.33     $0.82

         YEAR ENDED            FIRST   SECOND    THIRD   FOURTH
       APRIL 30, 1996         QUARTER  QUARTER  QUARTER  QUARTER   TOTAL
       --------------         -------  -------  -------  -------  -------

     Sales                    $57,468  $57,966  $56,292   57,779  $229,505
     Gross Margin             $19,927  $19,885  $18,048  $18,663  $ 76,523
     Net Income                $1,534   $1,504     $335     $522    $3,895
     Net Income Per Share       $0.31    $0.30    $0.07    $0.10     $0.78

     Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares and share equivalents outstanding during each period.

9.   SUBSEQUENT EVENTS

     On August 5, 1997, the Company consummated the sale of substantially all of its customer accounts receivable for net proceeds of approximate $70 million.

     On August 13, 1997, the Company executed a merger agreement with SFC Merger Company. ("Newco"), an entity owned by the majority shareholders of the Company. Under the terms of the merger agreement, Newco will purchase the outstanding shares of common stock of the Company for cash consideration of $25.05 per share. The merger is subject to certain conditions, including financing and stockholder approval.

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

      +10.11 Purchase and Sale Agreement dated as of August 1, 1997 by and between the Company and Household Bank (Nevada), N.A., a national banking association.

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

       +     Filed herewith. Confidential treatment requested pursuant to Rule
             24b-2.