Form 10-K/A
period 1997-04-30
SEAMAN FURNITURE CO INC
filed 1997-10-23
CIK 770504

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

                         Date:  October 23, 1997



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Alan Rosenberg
--------------------------------------------------
Alan Rosenberg, President, Chief Executive Officer      Date: October 23, 1997
and Director


/s/  Peter McGeough
--------------------------------------------------
Peter McGeough, Executive Vice President,               Date: October 23, 1997
Chief Financial
and Administrative Officer


/s/  Steven H. Halper
--------------------------------------------------
Steven H. Halper, Executive Vice President,             Date: October 23, 1997
Chief Operating Officer and Secretary


/s/  Coleen A. Colreavy                                 Date: October 23, 1997
--------------------------------------------------
Coleen A. Colreavy, Vice President,
Corporate Controller
and Chief Accounting Officer

                                   SIGNATURES
                                   ----------



/s/  Barry J. Alperin
--------------------------------------------------
Barry J. Alperin, Director                              Date: October 23, 1997


/s/  Kim Z. Golden
--------------------------------------------------
Kim Z. Golden, Director                                 Date: October 23, 1997


/s/  Leo Peraldo
--------------------------------------------------
Leo Peraldo, Director                                   Date: October 23, 1997


--------------------------------------------------
James B. Rubin, Director



--------------------------------------------------
Robert C. Ruocco, Director

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

Deloitte & Touche LLP

New York, New York
June 27, 1997, except for Note 9,
for which the date of our report
is August 13, 1997

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

9.   SUBSEQUENT EVENTS

     On July 30, 1997, the Company terminated its Revolving Credit and Security Agreement with BNY Financial Corporation and Fleet Bank, N.A. The Company wrote off costs of approximately $358,000 which were previously capitalized in connection with such agreement.

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

   ****10.11 Purchase and Sale Agreement dated as of August 1, 1997 by and between the Company and Household Bank (Nevada), N.A., a national banking association.

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

    **** Incorporated by reference to the exhibit with the corresponding exhibit number filed as part of the 10-KA filed by the Company on September 29, 1997. Confidential treatment requested pursuant to Rule 24b-2.