Form 10-K/A
period 1997-04-30
SEAMAN FURNITURE CO INC
filed 1997-11-21
CIK 770504

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                  FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER 0-21226

                        SEAMAN FURNITURE COMPANY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 11-2751205
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)

      300 CROSSWAYS PARK DRIVE                            11797
         WOODBURY, NEW YORK                            (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516) 496-9560

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS        ON WHICH REGISTERED
    -------------------       ----------------------
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

  Yes [X]  No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

 APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Yes [X]  No [_]

  As of July 15, 1997, the aggregate market value of voting stock held by non-affiliates of the registrant was $20,578,012 based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market System.

      4,536,839 SHARES OF COMMON STOCK WERE OUTSTANDING ON JULY 15, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                                  SIGNATURES
                                  ----------



        Pursuant to the requirements of Section 13 or 159d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SEAMAN FURNITURE COMPANY, INC.


                        By: /s/ Alan Rosenberg
                            ------------------------------------
                            Alan Rosenberg, President and
                            Chief Executive Officer

                        Date:  November 21, 1997


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alan Rosenberg
--------------------------------------------------
Alan Rosenberg, President, Chief Executive Officer      Date:  November 21, 1997
and Director


/s/ Peter McGeough
--------------------------------------------------
Peter McGeough, Executive Vice President                Date:  November 21, 1997
and Director


/s/ Steven H. Halper
--------------------------------------------------
Steven H. Halper, Executive Vice President              Date:  November 21, 1997
Chief Operating Officer and Secretary


/s/ Coleen A. Colreavy
--------------------------------------------------
Coleen A. Colreavy, Vice President,                     Date:  November 21, 1997
Corporate Controller
and Chief Accounting Officer

                                  SIGNATURES
                                  ----------

/s/ Barry J. Alperin
------------------------------
Barry J. Alperin, Director              November 21, 1997

/s/ Kim Z. Golden
------------------------------
Kim Z. Golden, Director                 November 21, 1997

/s/ Leo Peraldo
------------------------------
Leo Peraldo, Director                   November 21, 1997

/s/ James B. Rubin
------------------------------
James B. Rubin, Director                November 21, 1997

/s/ Robert C. Ruocco
------------------------------
Robert C. Ruocco, Director              November 21, 1997

                                 EXHIBIT INDEX

   EXHIBIT
     NO.                                 DESCRIPTION
 -----------                             -----------
     *2.1    First Amended Joint Plan of Reorganization dated July 21, 1992.
      2.2    Agreement and Plan of Merger dated as of August 13, 1997 by and between the Company and SFC Merger Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on August 13, 1997).
     *3.1    Amended and Restated Certificate of Incorporation effective as of
             February 12, 1993.
     *3.2    Amended and Restated By-Laws effective as of February 12, 1993.
      4.1(a) Article IV and VI of the Amended and Restated Certificate of
             Incorporation (incorporated by reference to Exhibit 3.1 filed as part of the Registration Statement on Form 10 filed by the Company on February 13, 1993) and Articles II and VI of the Amended and
             Restated By-Laws (incorporated by reference to Exhibit 3.2 filed as part of the Registration Statement on Form 10 filed by the
             Company on February 13, 1993).
      4.3    Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 4.3 filed as part of the Registration
             Statement on Form S-8 filed by the Company on February 4, 1994).
   **10.1    (a) Delivery Service Agreement dated as of September 12, 1994 between the Company and Merchants Home Delivery Service, Inc.
             (b) Delivery Service Agreement dated as of May 12, 1993 between the Company and Joseph Eletto Transfer, Inc.
   **10.2    Lease Agreement dated June 14, 1991 between the Company and Mack
             Woodbridge Industrial.
  ***10.3    (a) Employment Agreement dated as of May 1, 1995 between the
                 Company and Alan Rosenberg.
             (b) Employment Agreement dated as of May 1, 1995 between the
                 Company and Steven H. Halper.
             (c) Employment Agreement dated as of May 1, 1995 between the
                 Company and Peter McGeough.
    *10.4    1992 Stock Option Plan.
     10.5    Form of Nonqualified Stock Option Agreement.
     10.6    **(a) Agreement dated as of August 16, 1994 between the Company and Local 875 affiliated with the International Brotherhood of Teamster, Warehousemen and Helpers of America.
             **(b) Agreement dated as of January 1995 between the Company and
                   Local 875 affiliated with the International Brotherhood of
                   Teamsters, Chauffeurs, Warehousemen and Helpers of America
                   (unsigned).
               (c) Agreement dated as of January 3, 1997 between the Company and Local 875 affiliated with the International Brotherhood of Teamsters, Warehousemen and Helpers of America.
               (d) Agreement dated as of March 1, 1997 between the Company and
                   Local 875 affiliated with the International Brotherhood of
                   Teamsters, Warehousemen and Helpers of America (unsigned).
    *10.7    Form of Indemnification Agreement.
     10.8    Pooling and Servicing Agreement dated as of March 15, 1995, among
             Seaman Receivables Corporation, as transferor, Seaman Furniture
             Company, Inc. as servicer, and The Bank of New York, as trustee.
             (Incorporated by reference to Exhibit 10.1 filed as part of the
             Current Report on Form 8-K filed by the Company on April 22, 1995.)
     10.9    Revolving credit and Security Agreement dated as of April 29, 1995 with the Bank of New York Credit Corp. and NatWest Bank N.A. as
             Co-Lenders. (Incorporated by reference to Exhibit 7 filed as part of the current report on form 8-11 filed by the Company 5/14/96.

  EXHIBIT
    NO.                                 DESCRIPTION
 ---------                              -----------
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

--------
   * Incorporated by reference to the exhibit with the corresponding exhibit number filed as part of the Registration Statement on Form 10 filed by the Company on February 13, 1993.
  ** Incorporated by reference to the exhibit with the corresponding exhibit number filed as part of the 10-K filed by the Company on July 28, 1995. *** Incorporated by reference to the exhibit with the corresponding exhibit number filed as part of the 10-K filed by the Company on July 30, 1996. **** Filed herewith. Confidential treatment requested pursuant to Rule 24b-2.