Form 10-Q
period 1997-10-31
SEAMAN FURNITURE CO INC
filed 1997-12-12
CIK 770504

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1997

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                        Commission File Number 0-21226

                        SEAMAN FURNITURE COMPANY, INC.
            (Exact Name of Registrant as Specified In Its Charter)



           Delaware                                        11-2751205
   --------------------------------                     ---------------------
   (State or Other Jurisdiction of                      I.R.S. Employer
   Incorporation or Organization)                       dentification Number)


   300 Crossways Park Drive
   Woodbury, New York                                      11797
   ----------------------------------                   ------------
   (Address of principal executive offices)             Zip Code)


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

   Yes X   No __

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                              Outstanding as of December 12, 1997
   ---------------------------               -----------------------------------
   Common Stock $.01 par value                          4,536,839

                SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q

                                                                            Page
Part I
------

   Condensed Consolidated Balance Sheets -
   October 31, 1997 and April 30, 1997                                        3


   Condensed Statements of Consolidated Operations -
   Three and six months ended October 31, 1997 and 1996                       4


   Condensed Statements of Consolidated Cash Flows -
   Three and six months ended October 31, 1997 and 1996                       5


   Notes to Condensed Consolidated Financial Statements                       6


   Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                   7 - 10


Part II
-------

   Other Information                                                    11 - 12

   Signatures                                                                13

   Exhibits                                                                  14

                                    PART I

                             FINANCIAL INFORMATION

     ITEM I. FINANCIAL STATEMENTS

                SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)



                                               OCTOBER 31,       APRIL 30,
                                                  1997             1997
                                                  ----             ----
                                               (UNAUDITED)

     ASSETS
     ------

     CURRENT ASSETS:
       Cash & cash equivalents                    $75,609          $6,423
       Accounts receivable, net                         0          68,916
       Merchandise inventories                     29,504          28,782
       Prepaid expenses and other                   3,426           1,133
       Deferred tax asset                           4,977           4,977
                                               -----------      ----------
              Total current assets                113,516         110,231

     PROPERTY AND EQUIPMENT-net                    30,235          31,391
     PROPERTY FINANCED BY CAPITAL LEASES-net        4,521           4,727
     OTHER ASSETS                                   4,516           4,039
     DEFERRED TAX ASSET                            10,484          10,834
                                               -----------      ----------
     TOTAL                                       $163,272        $161,222
                                               ===========      ==========

     LIABILITIES & STOCKHOLDERS' EQUITY
     ----------------------------------
     CURRENT LIABILITIES:
       Accounts payable - trade                   $12,330         $13,167
       Accrued expenses                            21,671          19,947
       Customer deposits                            8,854           8,487
       Current portion of long-term debt            1,161           1,123
                                               -----------      ----------

              Total current liabilities            44,016          42,724

     LONG-TERM DEBT                                12,264          12,878

     STOCKHOLDERS' EQUITY

       Common stock                                    50              50
       Additional paid-in capital                  86,817          86,817
       Retained earnings                           25,686          24,310
       Treasury stock                             (5,561)         (5,557)
                                               -----------      ----------
     Stockholders' equity                         106,992         105,620
                                               -----------      ----------

     TOTAL                                       $163,272        $161,222
                                               ===========      ==========

     See notes to condensed consolidated financial statements.

                SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
              (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)


                                                              THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                 OCTOBER 31,                             OCTOBER 31,
                                                                 ----------                              ----------
                                                           1997                 1996               1997                 1996
                                                        (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)

REVENUES:
Net sales                                                  $67,659              $63,722           $134,156             $126,381

Net finance charge income                                                         2,893              2,861                6,507
                                                                 -
                                                        ------------        -------------       ------------        -------------

  Total                                                     67,659               66,615            137,017              132,888
                                                        ------------        -------------       ------------        -------------

OPERATING COST & EXPENSES:
  Cost of sales, including
    buying and occupancy costs                              45,194               42,584             89,628               84,882


  Selling, general and administrative                       20,340               21,629             43,665               44,311


  Nonrecurring charges                                         948                    -              1,307                     -

                                                        ------------        -------------       ------------        -------------

  Total                                                     66,482               64,213            134,600              129,193
                                                        ------------        -------------       ------------        -------------

  INCOME FROM OPERATIONS                                     1,177                2,402              2,417                3,695

  INTEREST EXPENSE                                             455                  555                958                1,093

  INTEREST INCOME                                             (998)                 (12)            (1,090)                 (37)


                                                        ------------        -------------       ------------        -------------

  INCOME BEFORE PROVISION FOR INCOME TAXES                   1,720                1,859              2,549                2,639

  PROVISION FOR INCOME TAXES                                   792                  800              1,173                1,135

                                                        ------------        -------------       ------------        -------------

  NET INCOME                                                  $928               $1,059             $1,376               $1,504
                                                        ============        =============       ============        =============

NET INCOME PER SHARE (PRIMARY AND FULLY DILUTED)             $0.18                $0.21              $0.27                $0.30
                                                        ============        =============       ============        =============



See notes to condensed consolidated financial statements.

                SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                           (IN THOUSANDS OF DOLLARS)

                                                                                    SIX MONTHS ENDED
                                                                                      OCTOBER 31,

                                                                             1997                   1996
                                                                             ----                   ----
                                                                          (UNAUDITED)            (UNAUDITED)

OPERATING ACTIVITIES:

Net Income                                                                      $1,376                 $1,504
Adjustments to reconcile net income to net cash
 provided by operating activities:

Depreciation and amortization                                                    3,045                  2,386
Deferred tax asset                                                                 350                    498

Asset and liability management:

Accounts receivable                                                              (817)                (2,141)
Merchandise inventories                                                          (722)                (3,638)
Prepaid expenses and other assets                                              (3,304)                  2,174
Accounts payable                                                                 (837)                  3,530
Accrued expenses and other                                                       1,724                  1,688
Customer deposits                                                                  367                (1,162)
                                                                         --------------         --------------
Net cash  provided by operating                                                  1,182                  4,839
activities
                                                                         --------------         --------------

INVESTING ACTIVITIES:

Purchase of equipment                                                          (1,149)                (1,829)
                                                                         --------------         --------------

Net cash used in investing activities                                          (1,149)                (1,829)
                                                                         --------------         --------------

FINANCING ACTIVITIES:

Repayment of loans                                                               (576)                (4,833)
Purchase of treasury stock                                                         (4)                      -
Sale of accounts receivable portfolio                                           69,733                      -
                                                                         --------------         --------------

Net cash used in financing activities                                           69,153                (4,833)
                                                                         --------------         --------------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                           69,186                (1,823)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   6,423                  3,436
                                                                         --------------         --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $75,609                 $1,613
                                                                         ==============         ==============

See notes to condensed consolidated financial statements.


                SEAMAN FURNITURE COMPANY, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation
         ---------------------

                  The accompanying unaudited condensed consolidated financial statements include the accounts of Seaman Furniture Company, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

                  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly the Company's financial position at October 31, 1997; the results of consolidated operations for each of the three and six month periods ended October 31, 1997 and October 31, 1996; and the cash flows for the six month periods ended October 31, 1997 and October 31, 1996. Such adjustments consisted only of normal recurring items. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended April 30, 1997 and 1996 included in the Company's Annual Report on Form 10-K/A for 1997 and Form 10-K for 1996, each of which was filed with the Securities and Exchange Commission.

                  The interim financial results are not necessarily indicative of the results to be expected for the full year.

2.       Net Income Per Share
         --------------------

                  Net income per share is based on the weighted average number of common and common equivalent shares outstanding. Employee and director stock options are considered to be common stock equivalents and, accordingly, 532,336 common stock equivalent shares have been included in the computation for the three month period and 532,182 common stock equivalent shares have been included in the computation for the six month period ended October 31, 1997 using the treasury stock method.

3.       Sale of Customer Accounts Receivable
         ------------------------------------

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

4.       Subsequent Event
         ----------------

                  At a meeting of the Board of Directors (the "Board") of the Company held on November 17, 1997, the Board called for a Special Meeting of Stockholders of the Company to be held on December 23, 1997 at 9:00 A.M., New York time at the office of Jones, Day, Reavis & Pogue, 599 Lexington Avenue, New York, New York 10022, for the following purposes: (i) to consider and vote upon the adoption of an Agreement and Plan of Merger dated as of August 13, 1997, as amended on September 4, 1997 (the "Merger Agreement"), by and between the Company and SFC Merger Company, a Delaware corporation ("Newco"), providing for the merger (the "Merger") of Newco with and into the Company, with the Company continuing as the surviving corporation; and (ii) to transact such other business as may properly come before the Meeting or any postponements or adjournments thereof. Only holders of the Company's common stock of record on the books of the Company at the close of business on November 17, 1997 are entitled to notice of, and to vote at, the Meeting and any adjournment thereof.

Item 2.                    MANAGEMENT DISCUSSION AND ANALYSIS
-------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Three Months Ended October 31, 1997 compared to Three Months
Ended October 31, 1996
------------------------------------------------------------

         Net sales for the three months ended October 31, 1997 of $67.7 million increased by $3.9 million (or 6.2%) compared to net sales for the three months ended October 31, 1996. Comparable store sales for the three months ended October 31, 1997 were $64.6 million, an increase of approximately $900,000 (or 1.4%) compared to comparable store sales of $63.7 million for the same period last year.

         Net finance charge income of $2.9 million for the three months ended October 31, 1996 decreased to $0 for the three months ended October 31, 1997 due to the sale of the customer accounts receivable on August 5, 1997. See "Liquidity and Capital Resources".

         As a result of the foregoing, total revenues for the three months ended October 31, 1997 were $67.7 million, an increase of $1.0 million (or 1.6%) over the comparable prior year period.

         Cost of sales, including buying and occupancy costs, increased by $2.6 million (or 6.1%) for the three months ended October 31, 1997 as compared to the three months ended October 31, 1996, primarily due to the increased cost of goods sold related to the additional sales and increased occupancy costs primarily associated with the opening of four new stores since April 1997.

         Selling, general and administrative expenses decreased by $1.3 million (or 6.0%) for the three months ended October 31, 1997, principally due to the elimination of write-offs related to the accounts receivable.

         Nonrecurring charges of $948,000 for the three months ended October 31, 1997 are attributed to the sale of the accounts receivable.

         As a result of the foregoing, income from operations was $1.2 million for the three months ended October 31, 1997, as compared to $2.4 million for the three months ended October 31, 1996, a decrease of $1.2 million (or 51.0%).

         Net interest income for the three months ended October 31, 1997 was $543,000 compared to net interest expense of $543,000 for the three months ended October 31, 1996. This is primarily due to increased interest income due to the Company's higher cash balance primarily attributed to the sale of the accounts receivable.

         The provision for income taxes for the three months ended October 31, 1997 of $792,000 is based upon an effective income tax rate of 46.0%, as compared to $800,000, which was based on effective income tax rate of 43% for the three months ended October 31, 1996.

         As a result of the foregoing, the Company's net income for the three months ended October 31, 1997 was $928,000, a decrease of $131,000 (or 12.4%) compared to $1.1 million for the three months ended October 31, 1996.


SIX MONTHS ENDED OCTOBER 31, 1997 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1996
-------------------------------------------------------------------------------

         Net sales for the six months ended October 31, 1997 of $134.2 million increased by $7.8 million (or 6.2%) compared to net sales for the six months ended October 31, 1996. The increase in net sales is attributed to an increase in comparable store sales and to the Company opening new stores. Comparable store sales were $129.7 million and $126.4 million for the six months ended October 31, 1997 and 1996 respectively, an increase of $3.3 million (or 2.6%).

         Net finance charge income decreased from $6.5 million for the six months ended October 31, 1996 to $2.9 million (or 56.0%) for the six months ended October 31, 1997. This decrease is attributed to the sale of the customer accounts receivable. See "Liquidity and Capital Resources".

         As a result of the foregoing, total revenues for the six months ended October 31, 1997 were $137.0 million, an increase of $4.1 million (or 3.1%) over the comparable prior year period.

         Cost of sales, including buying and occupancy costs, increased by $4.7 million (or 5.6%) for the six months ended October 31, 1997 as compared to the six months ended October 31 1996, principally due to the increased cost of goods sold related to the additional sales and increased occupancy costs primarily associated with the opening of four new stores since April 1997.

         Selling, general and administrative expenses decreased $646,000 (or 1.5%) for the six months ended October 31, 1997, principally due to the elimination of write-offs related to the accounts receivable.

         Nonrecurring charges of $1.3 million for the six months ended October 31, 1997 are attributed to the sale of the accounts receivable and to the Company's termination of the $40 million Revolving Credit and Security Agreement. See "Liquidity and Capital Resources".

         As a result of the foregoing, income from operations was $2.4 million for the six months ended October 31, 1997 compared to $3.7 million for the six months ended October 31, 1996, a decrease of $1.3 million (or 34.6%).

         For the six months ended October 31, 1997 there was net interest income of $132,000 compared to net interest expense of $1.1 million for six months ended October 31, 1996. This is primarily due to increased interest income due to the Company's higher cash balance primarily attributed to the sale of the accounts receivable.

         The provision for income taxes for the six months ended October 31, 1997 of $1.2 million is based upon an effective income tax rate of 46.0%, as compared to $1.1 million which is based upon an effective income tax rate of 43%, for the six months ended October 31, 1996.

         As a result of the foregoing, the Company's net income for the six months ended October 31, 1997 was $1.4 million, a decrease of approximately $100,000 (or 8.5%) compared to $1.5 million for the six months ended October 31, 1996.

Liquidity and Capital Resources
-------------------------------

         The Company's working capital increased from $67.5 million at April 30, 1997 to $69.5 million at October 31, 1997. Cash and cash equivalents increased from $6.4 million at April 30, 1997 to $75.6 million at October 31, 1997, primarily due to the sale of the Company`s accounts receivable on August 5, 1997 for approximately $70 million. The Company's principal uses of cash are working capital needs, capital expenditures and debt service obligations, including capitalized lease costs. As of October 31, 1997 the Company had stockholder's equity of $107 million. In addition, at October 31, 1997, the Company had $12.3 million in other long term debt, consisting of capitalized lease obligations and a mortgage in connection with its Central Islip, New York warehouse facility.

         Capital expenditures were approximately $1.1 million for the six months ended October 31, 1997. These expenditures were primarily for the opening of new stores and the renovation of existing stores. The Company plans to spend approximately $3.5 million in capital expenditures during the current fiscal year ending April 30, 1998.

         On July 30, 1997 the Company terminated the $40 million Revolving Credit and Security Agreement (the "Loan Agreement") with the Bank of New York Commercial Corporation and Fleet Bank, N.A. (as Successor-by-Merger to NatWest Bank N. A.) as lenders. The termination of the Loan Agreement was done in connection with the sale of the Company's customer accounts receivable. See "Note 3 to the Notes to Condensed Consolidated Financial Statements."

         The Company entered into a commitment letter dated July 31, 1997 with Heller Business Credit, a division of Heller Financial, Inc., to provide a five-year term loan for $10 million and a five-year revolving credit facility for $25 million collateralized by eligible inventory of the Company (the "Heller Loan Facility"). Pursuant to a letter dated December 9, 1997, this commitment was extended through December 31, 1997.

         The Company currently expects that its cash position and prospective borrowings under the Heller Loan Facility will be sufficient to meet the Company's planned capital expenditures, long-term debt (composed of capital lease obligations, principal on the Company's mortgage and repayments on the Heller Loan Facility) and currently anticipated working capital requirements through the end of fiscal 1999 without consideration of uncertainties surrounding the Merger Agreement. See "Note 4 to the Notes to Condensed Consolidated Financial Statements" and "Item 5 of Part II Other Information". It is expected that final documentation for the Heller Loan Facility will be consummated at the effective time of the Merger.

Certain Factors Affecting Future Performance
--------------------------------------------

         From time to time, information provided by the Company, statements by its employees or information included in its filing with the Securities and Exchange Commission (including those portions of this Management Discussion and Analysis that refer to the future) may contain forward looking statements that are not historical facts. These statements are "forward looking" within the meaning of the Private Securities Litigation Reform Act of 1996. Such forward looking statements and the Company's future performance operating results, financial position and liquidity are subject to a variety of factors that could materially affect such results including the Company's ability to select and stock merchandise attractive to customers, general economic cycles affecting consumer spending, weather factors affecting retail operations, the Company's inventory controls, operating factors affecting customers satisfaction, the Company's relationship with its employees, the mix of goods sold, pricing and other competitive factors.


Item 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
-------                                    MARKET RISKS.

                            None.

                                    PART II
                                    -------

                               OTHER INFORMATION

      Item 1         Legal Proceedings.

                     The Company from time to time is involved in legal proceedings and litigation incidental to the normal course of the Company's business. The Company believes that the ultimate disposition of these proceedings and litigation will not materially adversely affect the Company's financial position.

      Item 2         Change in Securities.

                     None

      Item 3         Defaults Upon Senior Securities.

                     None

      Item 4         Submission of Matters to a Vote of Security Holders.

                     None

      Item 5         Other Information.
                     Proposal to take the Company Private

                     On July 9, 1997 the Company announced that it had received a proposal from a group consisting of the Company's senior management and majority stockholders, M.D. Sass Associates, Inc., T. Rowe Price Recovery Fund, L.P., and Carl Marks Management Co., L.P. to purchase the approximate 20% of the Company's outstanding common stock not already owned by the group for $24.00 per share. SFC Merger Company, a Delaware corporation controlled by this group, executed a merger agreement (the "Merger Agreement") with the Company on August 13, 1997. The Merger Agreement provides for, among other things, cash consideration of $25.05 per share for each share of the Company's outstanding common stock, excluding shares of common stock held by SFC Merger Company, and other than shares as to which dissenters rights are perfected in accordance with Delaware law. Under the terms of the Merger Agreement, the Company will survive the merger and be owned directly and indirectly by the majority stockholders and the current senior management of the Company (the "Merger"). The Merger Agreement was approved by a special committee of the Board of

                     Directors of the Company consisting of two directors not affiliated with the majority stockholders or management. The special committee received a fairness opinion from Wasserstein Perrella & Co., Inc. The Merger Agreement is subject to certain conditions, including financing and stockholder approval.

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

                                                SEAMAN FURNITURE COMPANY, INC.



    Date:  December 12, 1997                  /s/  Alan Rosenberg
                                              -------------------
                                              Alan Rosenberg, President &
                                                Chief Executive Officer


                                              /s/   Peter McGeough
                                              --------------------
                                              Peter McGeough, Executive Vice
                                                President / Chief Administrative
                                                & Financial Officer

                                 EXHIBIT INDEX


     Exhibit No.           Description
     -----------           -----------

        11 Statement regarding computation of per share earnings.

                           See Note 2 to Consolidated Financial Statements.